Form 10-Q
period 1994-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 1994-11-14
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

                       Commission File Number :  0-15714

                      JONES CABLE INCOME FUND 1-C, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010419
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
    -----------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                  No
    ---                                                                    ---

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,        December 31,
         ASSETS                                                                1994                 1993
         ------                                                            ------------         ------------
CASH                                                                       $    251,467         $    118,807

TRADE RECEIVABLES, less allowance for
    doubtful receivables of $66,626 and
    $42,088 at September 30, 1994 and
    December 31, 1993, respectively                                             406,147              432,048

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                   56,365,823           53,105,367
      Less-accumulated depreciation                                         (23,773,093)         (20,804,731)
                                                                           ------------         ------------

                                                                             32,592,730           32,300,636

    Franchise costs, net of accumulated amortization
      of $22,359,239 and $19,814,129 at September 30, 1994
      and December 31, 1993, respectively                                    14,234,551           16,779,661
    Subscriber lists, net of accumulated amortization
      of $6,225,177 and $5,506,482 at September 30, 1994
      and December 31, 1993, respectively                                     1,148,983            1,867,678
    Cost in excess of interests in net assets
      purchased, net of accumulated amortization
      of $1,174,223 and $1,039,340 at September 30, 1994
      and December 31, 1993, respectively                                     6,017,797            6,152,680
    Noncompete agreement, net of accumulated
      amortization of $223,015 and $201,388 at
      September 30, 1994 and December 31, 1993,
      respectively                                                              115,285              136,912
                                                                           ------------         ------------

                 Total investment in cable television properties             54,109,346           57,237,567

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 560,116              360,412
                                                                           ------------         ------------

                 Total assets                                              $ 55,327,076         $ 58,148,834
                                                                           ============         ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,             December 31,
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1994                      1993
    -------------------------------------------                           ------------              ------------
LIABILITIES:
    Debt                                                                  $ 42,358,461              $ 36,298,318
    Accounts payable-
        Trade                                                                    -                        36,832
        General Partner                                                          -                     4,068,472
    Accrued liabilities                                                      1,114,215                 1,325,909
    Accrued distribution to limited partners                                     -                       650,500
    Accrued distribution to Venture partner                                      -                       429,500
    Subscriber prepayments                                                     258,794                   265,589
                                                                          ------------              ------------

       Total liabilities                                                    43,731,470                43,075,120
                                                                          ------------              ------------

MINORITY INTEREST IN JOINT VENTURE                                           4,653,014                 6,036,257
                                                                          ------------              ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner
      Contributed capital                                                        1,000                     1,000
      Accumulated deficit                                                     (172,590)                 (151,641)
      Distributions                                                           (113,443)                 (113,443)
                                                                          ------------              ------------

                                                                              (285,033)                 (264,084)
                                                                          ------------              ------------

    Limited Partners-
      Net contributed capital (85,059 units
        outstanding at September 30, 1994 and
        December 31, 1993)                                                  34,909,262                34,909,262
      Accumulated deficit                                                  (15,313,991)              (13,240,075)
      Distributions                                                        (12,367,646)              (12,367,646)
                                                                          ------------              ------------

                                                                             7,227,625                 9,301,541
                                                                          ------------              ------------

       Total liabilities and partners' capital (deficit)                  $ 55,327,076              $ 58,148,834
                                                                          ============              ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                     September 30,
                                                 -----------------------------------   --------------------------------
                                                       1994               1993               1994             1993
                                                 ----------------   ----------------   ----------------   -------------
REVENUES                                           $ 5,330,688        $ 5,130,755        $15,822,865      $15,190,555

COSTS AND EXPENSES:
    Operating, general and
        administrative                               3,007,731          2,787,400          8,940,861        8,415,968
    Management fees and allocated
        overhead from
        General Partner                                646,464            651,131          1,993,259        1,895,596
    Depreciation and amortization                    2,144,074          2,221,056          6,462,837        6,604,096
                                                   -----------        -----------        -----------      -----------

OPERATING LOSS                                        (467,581)          (528,832)        (1,574,092)      (1,725,105)
                                                   -----------        -----------        -----------      -----------

OTHER INCOME (EXPENSE):
    Interest expense                                  (757,247)          (499,644)        (1,967,464)      (1,471,143)
    Other, net                                          92,874              6,746             63,448           11,023
                                                   -----------        -----------        -----------      -----------

                 Total other income
                     (expense), net                   (664,373)          (492,898)        (1,904,016)      (1,460,120)
                                                   -----------        -----------        -----------      -----------

CONSOLIDATED LOSS                                   (1,131,954)        (1,021,730)        (3,478,108)      (3,185,225)

MINORITY INTEREST IN
    CONSOLIDATED LOSS                                  450,178            406,342          1,383,243        1,266,764
                                                   -----------        -----------        -----------      -----------

NET LOSS                                           $  (681,776)       $  (615,388)       $(2,094,865)     $(1,918,461)
                                                   ===========        ===========        ===========      ===========

ALLOCATION OF NET LOSS
    General Partner                                $    (6,818)       $    (6,154)       $   (20,949)     $   (19,185)
                                                   ===========        ===========        ===========      ===========

    Limited Partners                               $  (674,958)       $  (609,234)       $(2,073,916)     $(1,899,276)
                                                   ===========        ===========        ===========      ===========

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                               $     (7.93)       $     (7.16)       $    (24.38)     $    (22.33)
                                                   ===========        ===========        ===========      ===========

WEIGHTED AVERAGE NUMBER
    OF LIMITED PARTNERSHIP
    UNITS OUTSTANDING                                   85,059             85,059             85,059           85,059
                                                   ===========        ===========        ===========      ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Nine Months Ended
                                                                                    September 30,
                                                                            --------------------------------
                                                                               1994                 1993
                                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                              $(2,094,865)         $(1,918,461)
      Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                                        6,462,837            6,604,096
         Minority interest in net loss                                       (1,383,243)          (1,266,764)
         Decrease in accrued distribution to Cable
           Television Joint Venturer                                           (429,500)          (1,288,500)
         Amortization of interest rate protection contract                       36,376               36,376
         Decrease (increase) in trade receivables                                25,901             (234,394)
         Increase in deposits, prepaid
             expenses and deferred charges                                     (310,240)             (12,732)
         Decrease in accounts payable, accrued
             liabilities and subscriber payments                               (255,321)            (110,676)
         Increase (decrease) in advances from General Partner                (4,068,472)           2,428,990
                                                                            -----------          -----------

                 Net cash provided by (used in) operating activities         (2,016,527)           4,237,935
                                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment, net                                (3,260,456)          (2,729,049)
                                                                            -----------          -----------

                 Net cash used in investing activities                       (3,260,456)          (2,729,049)
                                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                6,185,656              634,245
      Repayment of debt                                                        (125,513)             (90,011)
      Distributions to limited partners                                          -                (1,951,500)
      Decrease in accrued distributions to limited partners                    (650,500)              -
      Purchase of interest rate protection contract                              -                  (145,500)
                                                                            -----------          -----------
                 Net cash provided by (used in) financing activities          5,409,643           (1,552,766)
                                                                            -----------          -----------

Increase (decrease) in cash                                                     132,660              (43,880)

Cash, beginning of period                                                       118,807              235,037
                                                                            -----------          -----------

Cash, end of period                                                         $   251,467          $   191,157
                                                                            ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Interest paid                                                      $ 1,811,666          $ 1,507,572
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

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Brighton, Broomfield and Boulder County, Colorado, Myrtle Creek, Oregon, Clearlake Oaks, California, South Sioux City, Nebraska, and Three Rivers and Watervliet, Michigan cable television systems reduced by the approximate 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable, Inc., a publicly held Colorado corporation ("the General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1994 were $266,534 and $791,143, respectively, as compared to $256,538 and $759,528, respectively, for the similar 1993 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and nine month periods ended September 30, 1994 were $379,930 and $1,202,116, respectively, as compared to $394,593 and $1,136,068, respectively, for the similar 1993 periods.

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

         During the first nine months of 1994, capital improvements within the Venture's operating systems totaled approximately $3,260,000. Approximately 21 percent of these expenditures related to the rebuild and upgrade of two of the Venture's cable television systems, approximately 27 percent were for service drops to subscribers' homes and approximately 13 percent were for the construction of new cable plant. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these improvements was provided primarily by the Venture's credit facility as discussed below. For the remainder of 1994, the Venture expects to expend an additional $1,380,000 on capital improvements. Approximately 20 percent of the anticipated expenditures is for the continued rebuild of certain of the Venture's cable television systems, approximately 29 percent is for the construction of new cable plant and approximately 9 percent is for the construction of service drops to subscribers' homes. The remaining expenditures are for various enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by borrowings under a renegotiated credit facility as discussed below. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position.

         In May 1994, the Venture completed negotiation of its credit facility to increase the maximum amount available to $45,000,000 and to extend the revolving credit period to June 30, 1997, at which time the outstanding balance is payable in full. At September 30, 1994, $42,100,000 was outstanding on the Venture's credit facility. Interest on outstanding principal is calculated at the Venture's option of the prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.45 percent and 4.43 percent, respectively. In January of 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture from interest rates that exceed 7 percent for three years from the date of the agreement.

         Due to the regulatory matters discussed below, and to the Venture's borrowing limitation of 45 percent of the fair market value of its assets, no distribution was declared for the third quarter of 1994. The Venture will use cash flow from operations to fund capital expenditures. Because the Venture's credit facility has been renegotiated, the Venture will attempt to provide some level of distributions in the future, a determination of the level of distributions, if any, will be made on a quarter by quarter basis.

         Subject to Regulation and Legislation as discussed below, the General Partner believes that the Venture has sufficient sources of capital to meet its presently anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September
1, 1993.

         In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Venture should elect to file cost-of-service showings in its Brighton, Broomfield and Boulder County Colorado, Myrtle Creek, Oregon, South Sioux City, Nebraska and Three Rivers and Watervliet, Michigan systems and should comply with the benchmark regulations in its Clearlake Oaks system. The Venture complied with the new benchmark regulations and further reduced rates in its Clearlake Oaks, California system. The annualized reduction of operating income before depreciation and amortization is $130,000, or approximately 2 percent, in that system. In the systems electing cost-of-service, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United State Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Venture increased $199,933, or approximately 4 percent, from $5,130,755 to $5,330,688 for the three months ended September 30, 1993 as compared to 1994. For the nine month periods ended September 30, 1994 and 1993, revenues increased $632,310, or approximately 4 percent, from $15,190,555 at September 30, 1993 to $15,822,865 at September 30, 1994. Since
September 30, 1993, the Venture has added 4,501 basic subscribers, representing an increase of approximately 8 percent. Basic subscribers increased from 57,564 at September 30, 1993 to 62,065 at September 30, 1994. This increase in the subscriber base accounted for approximately 70 percent and 77 percent, respectively, of the three and nine month increases in revenues. The increase in basic revenue would have been greater but for the reduction in basic rates charged due to new basic rate regulations issued by the FCC in May 1993 in regard to the 1992 Cable Act. Increases in advertising sales revenue accounted for approximately 26 percent and 20 percent, respectively, of the three and nine month increases in revenues. Basic service rate adjustments primarily accounted for the remainder of the increase for the three and nine month periods. No other single factor significantly affected the three and nine month increases in revenues

         Operating, general and administrative expense increased $220,331, or approximately 8 percent, from $2,787,400 to $3,007,731 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, operating, general and administrative expense increased $524,893, or approximately 6 percent, from $8,415,968 at September 30, 1993 to $8,940,861 at September 30, 1994. Operating, general and administrative expense represented 56 percent of revenue for both the three and nine month periods ended September 30, 1994 as compared to 54 percent and 55 percent, respectively, for the three and nine month periods ended September 30, 1993. An increase in personnel costs and the increases for the three and nine month periods. These increases were partially offset by decreases in copyright fees for the three and nine months ended September 30, 1994. No other individual factors were significant to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner decreased $4,667, or less than 1 percent, from $651,131 to $646,464 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $97,663, or approximately 5 percent, from $1,895,596 at September 30, 1993 to $1,993,259 at September 30, 1994. This increase is due to the increases in revenues.

         Depreciation and amortization expense decreased $76,982, or 3 percent, from $2,221,056 to $2,144,074 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, depreciation and amortization expense decreased $141,259, or approximately 2 percent, from $6,604,096 at September 30, 1993 to $6,462,837 at September 30, 1994. These decreases are due to the maturation of the Venture's depreciable asset base.

         Operating loss decreased $61,251, or approximately 12 percent, from $528,832 to $467,581 for the three months ended September 30, 1994 as compared to 1993. Operating loss for the nine months ended September 30, 1994 and 1993 decreased $151,013, or approximately 9 percent, from $1,725,105 at September 30, 1993 to $1,574,092 at September 30, 1994. These decreases are a result of the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the growth in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization remained relatively consistent for the three and nine month periods ended September 30, 1994 and 1993. Operating income before depreciation and amortization was $1,676,493 for the three month period ended September 30, 1994 and $1,692,224 for the comparable 1993 period. Operating income before depreciation and amortization was $4,888,745 for the nine month period ended September 30, 1994 and $4,878,991 for the comparable 1993 period. Increases in revenues were offset by increases in operating, general and administrative expenses.

         Interest expense increased $257,603, or approximately 52 percent, from $499,644 to $757,247 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, interest expense increased $496,321, or approximately 34 percent, from $1,471,143 in 1993 to $1,967,464 in 1994. These increases were due to higher effective interest rates and to higher outstanding balances on interest bearing obligations.

         Net loss increased $66,388, or approximately 11 percent, from $615,388 to $681,776 for the three months ended September 30, 1994 as compared to 1993. For the nine month periods, net loss increased $176,404, or approximately 9 percent, from $1,918,461 in 1993 to $2,094,865 in 1994. These increases are attributable to the factors discussed above. Such losses are expected to continue in the future.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

           27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                        JONES CABLE INCOME FUND 1-C
                                        BY:   JONES INTERCABLE, INC.
                                              General Partner



                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  November 10, 1994

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule