Form 10-K405
JONES CABLE INCOME FUND 1-C LTD
filed 1995-03-31
CIK 813710

                                  FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number:           0-15714

                        JONES CABLE INCOME FUND 1-C, LTD.
             (Exact name of registrant as specified in its charter)

         Colorado                                          84-1010419
(State of Organization)                       (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309             (303) 792-3111
(Address of principal executive office and Zip Code)   (Registrant's telephone
                                                       no. including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                            Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

         Yes       x                            No
                  ---                                  ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      x
                                        ---


                    DOCUMENTS INCORPORATED BY REFERENCE:     None

(15728)

                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Jones Cable Income Fund 1-C, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-A, Ltd. and Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") are the other partnerships that were formed pursuant to the Program. The Partnership and Fund 1-B formed a general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") in which the Partnership owns a 60 percent interest and Fund 1-B owns a 40 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

         The Partnership does not directly own any cable television systems. The Venture owns the cable television systems serving the communities of Brighton and Broomfield and portions of Boulder County, Colorado (the "Brighton/Broomfield System"), Clearlake Oaks, California (the "Clearlake Oaks System"), Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System"), South Sioux City, Nebraska (the "South Sioux City System") and Three Rivers, Schoolcraft/Vicksburg, Constantine/White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System"). The Brighton/Broomfield System, Clearlake Oaks System, Myrtle Creek System, South Sioux City System and the Southwestern Michigan System may hereinafter collectively be referred to as the "Systems."

         One of the primary objectives of the Partnership is to provide quarterly cash distributions to the partners. The Partnership declared no distributions in 1994, and it does not expect to declare any distributions in 1995. The General Partner has agreed to defer its portion of any cash flow distributions until the Partnership is liquidated. The Partnership's only source of cash with which it can make distributions is from the Venture's distributions to the Partnership. Due to the Venture's limited borrowing capacity under its credit facility, the Venture will need to use cash generated from its operations to fund capital expenditures, and thus the Venture does not anticipate resumption of distributions to the Partnership or to Fund 1-B in the near term.

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising revenues are becoming a significant source of revenue for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $6.72 to $15.96, monthly basic and tier ("basic plus") service rates ranged from $17.83 to $22.39 and monthly premium services ranged from $3.40 to $12.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $45.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 69% of total revenues, premium service fees accounted for approximately 18% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Partnership nor the Venture has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from $25.00 per year to 7% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Venture.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

         Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming through separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Venture in an area served by a Venture System, the Venture could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Venture. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

      Brighton/Broomfield System       There is one MMDS operator in the
                                       service area but it does not provide
                                       significant competition. DBS operators
                                       continue to strongly market their
                                       services in the Denver area; however, to date the system has not experienced any significant loss of customers.

      Clearlake Oaks System            There are seven TVRO dealers that
                                       primarily serve rural or remote areas
                                       which are not served by the Clearlake
                                       Oaks System.  There is an unaffiliated
                                       entity marketing five broadcast channels and four satellite-type channels to subscribers in the service area.
                                       However, due to the expensive initial
                                       cost for the converters and the lack of
                                       customer service, this entity has
                                       presented little competition.

      Myrtle Creek System              There are a few TVRO dealers
                                       that provide minimal competition. The
                                       competition from DBS services is minimal at this time.

     South Sioux City System       There is one MMDS dealer near the South
                                   Sioux City System's service area; however, this dealer has focused primarily on rural and outlying areas that are not located in the South Sioux City System's service area.
                                   There are six TVRO dealers that market
                                   primarily to rural or remote areas that are not served by the South Sioux City System.

      Southwestern Michigan        There are two TVRO operators
         System                    that provide minimal competition.
                                   There is a DBS operator that currently
                                   provides minimal competition.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and repackaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlierannounced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.


         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Venture elected to file cost-of-service showings for its Brighton/Broomfield System, Myrtle Creek System, South Sioux City System and Southwestern Michigan System. The General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization in these systems resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approval is received. The Venture complied with the new benchmark regulations and further reduced rates in its Clearlake Oaks System in July 1994. The Venture will continue its efforts to mitigate the effect of such rate reductions.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                               ITEM 2. PROPERTIES

         The cable television systems owned by the Venture at December 31, 1994 are described below:

           SYSTEM                                 ACQUISITION DATE
           ------                                 ----------------
  Brighton/Broomfield System
           Brighton System                         December 1987
           Broomfield System                       January 1988
  Myrtle Creek System                              December 1987
  Clearlake Oaks System                            December 1987
  South Sioux City System                          February 1988
  Southwestern Michigan System                     September 1988

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Systems operated approximately 2,200 miles of cable plant, passing approximately 132,000 homes, representing an approximate 65% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.


         CLEARLAKE OAKS, CALIFORNIA

                                                                           At December 31,
                                                          -----------------------------------------------
                                                          1994                  1993                 1992
                                                          ----                  ----                 ----
         Monthly basic plus service rate                  $20.05               $20.73               $21.00
         Basic subscribers                                17,267               15,566               14,550
         Pay units                                         5,859                5,376                5,844


Franchise expiration dates range from October 1997 to February 2008.

                                                                           At December 31,
                                                          -------------------------------------------------
         BROOMFIELD/BOULDER/BRIGHTON, CO                  1994                 1993                 1992
                                                          ----                 ----                 ----
         Monthly basic plus service rate                  $22.39               $22.39               $19.00
         Basic subscribers                                17,345               16,357               15,504
         Pay units                                        18,106               17,973               17,146


The franchise expiration dates range from April 1996 to June 2013. There is no franchise expiration date for Brighton.



         SOUTHWESTERN MICHIGAN                                             At December 31,
                                                          --------------------------------------------------
                                                          1994                 1993                 1992
                                                          ----                 ----                 ----
         Monthly basic plus service rate                  $21.69               $21.69               $21.00
         Basic subscribers                                15,832               15,087               14,377
         Pay units                                        10,328                9,053                9,605


Franchise expiration dates range from April 1996 to August 2014.


         SOUTH SIOUX CITY, NEBRASKA                                        At December 31,
                                                          -----------------------------------------------------
                                                          1994                  1993                 1992
                                                          ----                  ----                 ----
         Monthly basic plus service rate                  $21.56               $20.87               $20.65
         Basic subscribers                                 5,730                5,392                4,868
         Pay units                                         3,699                3,555                3,571

Franchise expiration dates range from June 1998 to July 2004.


                                                                           At December 31,
                                                          ------------------------------------------------------
         MYRTLE CREEK, OREGON                             1994                  1993                 1992
                                                          ----                  ----                 ----
         Monthly basic plus service rate                  $18.93               $19.55               $19.55
         Basic subscribers                                 6,293                6,034                5,854
         Pay units                                         4,014                3,314                3,042


Franchise expiration dates range from February 2001 to February 2009.

PROGRAMMING SERVICES

         Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).

                            ITEM 3. LEGAL PROCEEDINGS

         None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 5,064.

Item 6.  Selected Financial Data

                                                                        For the Year Ended December 31,
                                             ----------------------------------------------------------------------------------
Jones Cable Income Fund 1-C*                     1994            1993              1992              1991             1990
----------------------------                 -----------     ------------       -----------      ------------      ------------
Revenues                                     $21,121,787     $ 20,350,776       $18,848,345      $17,065,348       $15,398,182
Depreciation and Amortization                  8,632,481        8,787,240         9,131,442        8,666,224         8,073,425
Operating Loss                               (2,243,001)      (2,397,832)       (2,216,442)       (2,513,496)       (2,353,738)
Consolidated Loss                            (4,902,676)      (4,409,310)       (4,123,392)       (4,846,706)       (4,898,139)
Minority Interest in Consolidated Loss         1,949,794        1,753,583         1,639,873        1,927,535         1,947,990
Net Loss                                     (2,952,882)      (2,655,727)       (2,483,519)       (2,919,171)       (2,950,149)
Net Loss per Limited Partnership Unit            (34.37)          (30.91)           (28.91)           (33.98)           (34.34)
Distributions per Limited Partnership Unit          -              30.59             28.96             24.43             18.66
Weighted Average Number of
  Limited Partnership Units Outstanding           85,059           85,059            85,059           85,059            85,059
General Partner's Deficit                      (293,613)        (264,084)         (211,243)         (161,523)         (111,339)
Limited Partners' Capital                      6,378,188        9,301,541        14,532,711       19,454,895        24,422,999
Total Assets                                  54,545,774       58,148,834        62,614,638       67,366,941        71,885,757
Debt                                          42,383,339       36,298,318        35,635,061       32,335,496        28,684,216
General Partner Advances                          66,224        4,068,472           602,765          585,943           573,873


                                                                        For the Year Ended December 31,
                                             ----------------------------------------------------------------------------------
Jones Cable Income Fund 1-B/C                    1994            1993              1992             1991              1990
-----------------------------                -----------     ------------       ------------     ------------     -------------
Revenues                                     $21,121,787     $ 20,350,776       $18,848,345      $17,065,348      $15,398,182
Depreciation and Amortization                  8,632,481        8,787,240         9,131,442        8,666,224        8,073,425
Operating Loss                                (2,243,001)      (2,397,832)       (2,216,442)      (2,513,496)      (2,353,738)
Net Loss                                      (4,902,676)      (4,409,310)       (4,123,392)      (4,846,706)      (4,898,139)
Partner's Capital                             10,286,146       15,188,822        23,918,132       32,131,524       40,428,230
Total Assets                                  54,545,774       58,148,834        62,614,638       67,366,941       71,885,757
Debt                                          42,383,339       36,298,318        35,635,061       32,335,496       28,684,216
Advances from Jones Intercable, Inc.              66,224        4,068,472           602,765          585,943          573,873

* This financial information includes the consolidated operations of Jones Cable Income Fund 1-B/C Venture, in which Jones Cable Income Fund 1-C has an interest of approximately 60 percent.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           JONES CABLE INCOME FUND 1-C

Results of Operations

         All of Jones Cable Income Fund 1-C's (the "Partnership") operations are represented by its approximate 60 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to the Venture's operations.

Financial Condition

         The Partnership owns an approximate 60 percent interest in the Venture. The accompanying financials statements include 100 percent of the accounts of the Partnership and those of the Venture's systems reduced by the 40 percent minority interest in the Venture.

         The Partnership provides distributions to its limited partners from distributions it receives from the Venture. The Partnership declared no distributions in 1994 and does not expect to declare any in 1995. During 1993 and 1992, the Partnership declared and paid distributions totalling $2,628,284 and $2,488,385, respectively. The General Partner has agreed to defer its portion of any distributions until the Partnership is liquidated.

         The Venture's financial condition is significant to the Partnership and should be reviewed in conjunction with this discussion. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to the Venture's financial condition.

                      JONES CABLE INCOME FUND 1-B/C VENTURE

Results of Operations

1994 Compared to 1993-

         Revenues of the Venture increased $771,011, or approximately 4 percent, from $20,350,776 in 1993 to $21,121,787 in 1994. An increase in subscribers accounted for approximately 41 percent of the increase in revenues. Increases in premium service revenue and advertising sales revenue accounted for approximately 28 percent and 26 percent, respectively, of the increase in revenues. The increase in revenues would have been greater but for the reduction in certain rates charged due to basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1, 1993.

         Operating, general and administrative expenses increased $645,813, or approximately 6 percent, from $11,371,695 in 1993 to $12,017,508 in 1994.
Operating, general and administrative expenses represented 56 percent of revenue in 1993 compared to 57 percent in 1994. The increase in operating, general and administrative expense was due to increases in programming fees, personnel related costs, and advertising sales costs. No other individual factor was significant to the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable, Inc. increased $125,126, or approximately 5 percent, from $2,589,673 in 1993 to $2,714,799 in
1994, due primarily to the increase in revenues, upon which such fees and allocations are calculated, and an increase in expenses allocated from Jones Intercable, Inc. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which are allocated to the Venture.

         Depreciation and amortization expense decreased $154,759, or approximately 2 percent, from $8,787,240 in 1993 to $8,632,481 in 1994. This decrease is due to the maturation of the Venture's depreciable asset base.

         Operating loss decreased $154,831, or approximately 7 percent, from $2,397,832 in 1993 to $2,243,001 in 1994. This decrease is a result of the increase in revenues and the decrease in depreciation and amortization exceeding the increase in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. Operating income before depreciation and amortization increased less than 1 percent, from $6,389,408 in 1993 to $6,389,480 in 1994.

         Interest expense increased $745,019, or approximately 37 percent, from $2,016,390 in 1993 to $2,761,409 in 1994. This increase was due to higher effective interest rates on interest bearing obligations. Net loss increased $434,366, or approximately 11 percent, from $4,409,310 in 1993 to $4,902,676 in
1994. These losses are due to the factors discussed above and are expected to continue in the future.

1993 Compared to 1992-

         Revenues of the Venture increased $1,502,431, or approximately 8 percent, from $18,848,345 in 1992 to $20,350,776 in 1993. An increase in subscribers accounted for approximately 36 percent of the increase in revenues and basic rate adjustments accounted for approximately 42 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 11 percent of the increase in revenues. The increase in revenue would have been greater but for the reduction in certain rates charged due to new basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1, 1993.

         Operating, general and administrative expenses increased $1,809,113, or approximately 19 percent, from $9,562,582 in 1992 to $11,371,695 in 1993.
Operating, general and administrative expenses represented 56 percent of revenue in 1993 compared to 51 percent in 1992. The increase in operating, general and administrative expense was due to increases in programming fees, personnel related costs and plant related costs. No other individual factor was significant to the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable,

Inc. increased $218,910, or approximately 9 percent, from $2,370,763 in 1992 to $2,589,673 in 1993, due primarily to the increase in revenues, upon which such fees and allocations are calculated, and an increase in expenses allocated from Jones Intercable, Inc.

         Depreciation and amortization expense decreased $344,202, or approximately 4 percent, from $9,131,442 in 1992 to $8,787,240 in 1993. This decrease was due to the maturation of the Venture's depreciable asset base.

         Operating loss increased $181,390, or approximately 8 percent, from $2,216,442 in 1992 to $2,397,832 in 1993. This increase was a result of the increase in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the growth in revenues and the decrease in depreciation and amortization expense.

         Interest expense increased $100,445, or approximately 5 percent, from $1,915,945 in 1992 to $2,016,390 in 1993. This increase was due to higher outstanding balances on interest bearing obligations. Net loss increased $285,918, or approximately 7 percent, from $4,123,392 in 1992 to $4,409,310 in
1993.

Financial Condition

         During 1994, capital improvements within the Venture's operating systems totaled approximately $4,602,000. Approximately 25 percent were for the construction of service drops to subscribers' homes. Approximately 23 percent of these expenditures were for rebuilds and upgrades in the Venture's cable television systems and approximately 15 percent were for the construction of new cable plant. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by borrowings under the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for 1995 are approximately $5,000,000. Construction of service drops to homes and the construction of new cable plant will account for approximately 24 percent and 23 percent, respectively, of the anticipated expenditures. Expenditures for pay security equipment will account for approximately 12 percent, with the remainder of the expenditures relating to other various enhancements in all of the Venture's systems. Funding for these expenditures is expected to come from cash generated from operations and borrowings under the Venture's credit facility.

         In May 1994, the Venture completed renegotiation of its credit facility to increase the maximum amount available to $45,000,000 and to extend the revolving credit period to June 30, 1997, at which time the outstanding balance is payable in full. At December 31, 1994, $42,100,000 was outstanding on the Venture's credit facility leaving $2,900,000 of available borrowings. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent or LIBOR plus 1-1/2 percent.

         On January 12, 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. The Venture paid a fee of $145,500.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners. Such cash returns are primarily from cash generated through operating activities of the Venture. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,100,000 was outstanding on December 31, 1994, which limits the amount of borrowings available to the Venture to fund capital expenditures; therefore, the Venture did not declare any distributions in 1994. During 1993 and 1992, the Venture declared and paid distributions to the Venture partners totaling $4,320,000 and $4,090,000, respectively. Due to the borrowing limitations discussed above, the Venture will need to use cash generated from operations to fund capital expenditures and thus the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

         The General Partner believes that the Venture has sufficient sources of capital to meet its presently anticipated needs.

Regulatory and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed cost-of-service showings for its Brighton, Broomfield and Boulder County, Colorado; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Venture complied with the February 1994 benchmark regulations and further reduced rates in its Clearlake Oaks system effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements

                           JONES CABLE INCOME FUND 1-C

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 and 1993

                                      INDEX

                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants                                                      17

Consolidated Balance Sheets                                                                   18

Consolidated Statements of Operations                                                         20

Consolidated Statements of Partners' Capital (Deficit)                                        21

Consolidated Statements of Cash Flows                                                         22

Notes to Consolidated Financial Statements                                                    23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Jones Cable Income Fund 1-C:

We have audited the accompanying consolidated balance sheets of JONES CABLE INCOME FUND 1-C (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-C as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 8, 1995.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                           ------------------------------

                 ASSETS                                                         1994             1993
                 ------                                                    -------------    -------------
CASH                                                                       $     309,848    $     118,807

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $37,534 and $42,088 at December 31, 1994
  and 1993, respectively                                                         459,412          432,048

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      57,707,174       53,105,367
  Less- accumulated depreciation                                             (24,802,632)     (20,804,731)
                                                                           -------------    -------------

                                                                              32,904,542       32,300,636

  Franchise costs, net of accumulated  amortization of $23,207,609
    and $19,814,129 at December 31, 1994 and 1993, respectively               13,386,181       16,779,661
  Subscriber lists, net of accumulated amortization of $6,464,742
    and $5,506,482, at December 31, 1994 and 1993, respectively                  909,418        1,867,678
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $1,219,184 and $1,039,340 at
    December 31, 1994 and 1993, respectively                                   5,972,836        6,152,680
  Noncompete agreement, net of accumulated amortization of $230,224
    and $201,388 at December 31, 1994 and 1993, respectively                     108,076          136,912
                                                                           -------------    -------------



           Total investment in cable television properties                    53,281,053       57,237,567

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  495,461          360,412
                                                                           -------------    -------------


           Total assets                                                    $  54,545,774    $  58,148,834
                                                                           =============    =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                             -------------------------------

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1994              1993
         -------------------------------------------                         ------------       ------------
LIABILITIES:
  Debt                                                                       $ 42,383,339       $ 36,298,318
  Accounts payable-
    Trade                                                                          16,153             36,832
    General Partner                                                                66,224          4,068,472
  Accrued liabilities                                                           1,638,181          1,325,909
  Accrued distribution to limited partners                                         -                 650,500
  Accrued distribution to Venture partner                                          -                 429,500
  Subscriber prepayments                                                          270,839            265,589
                                                                             ------------       ------------


             Total liabilities                                                 44,374,736         43,075,120
                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN JOINT VENTURE                                              4,086,463          6,036,257
                                                                             ------------       ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000              1,000
    Accumulated deficit                                                          (181,170)          (151,641)
    Distributions                                                                (113,443)          (113,443)
                                                                             ------------       ------------

                                                                                 (293,613)          (264,084)
                                                                             ------------       ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      December 31, 1994 and 1993)                                              34,909,262         34,909,262
    Accumulated deficit                                                       (16,163,428)       (13,240,075)
    Distributions                                                             (12,367,646)       (12,367,646)
                                                                             ------------       ------------

                                                                                6,378,188          9,301,541
                                                                             ------------       ------------


             Total liabilities and partners' capital (deficit)               $ 54,545,774       $ 58,148,834
                                                                             ============       ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended December 31,
                                                           ---------------------------------------------

                                                               1994             1993             1992
                                                           -----------      -----------      -----------

REVENUES                                                   $21,121,787      $20,350,776      $18,848,345

COSTS AND EXPENSES:
  Operating, general and administrative                     12,017,508       11,371,695        9,562,582
  Management fees and allocated overhead from
    General Partner                                          2,714,799        2,589,673        2,370,763
  Depreciation and amortization                              8,632,481        8,787,240        9,131,442
                                                           -----------      -----------      -----------

OPERATING LOSS                                              (2,243,001)      (2,397,832)      (2,216,442)
                                                           -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                          (2,761,409)      (2,016,390)      (1,915,945)
  Other, net                                                   101,734            4,912            8,995
                                                           -----------      -----------      -----------

              Total other income (expense)                  (2,659,675)      (2,011,478)      (1,906,950)
                                                           -----------      -----------      -----------

CONSOLIDATED LOSS                                           (4,902,676)      (4,409,310)      (4,123,392)

MINORITY INTEREST IN CONSOLIDATED LOSS                       1,949,794        1,753,583        1,639,873
                                                           -----------      -----------      -----------

NET LOSS                                                   $(2,952,882)     $(2,655,727)     $(2,483,519)
                                                           ===========      ===========      ===========

ALLOCATION OF NET LOSS:
  General Partner                                          $   (29,529)     $   (26,557)    $    (24,835)
                                                           ===========      ===========      ===========

  Limited Partners                                         $(2,923,353)     $(2,629,170)     $(2,458,684)
                                                           ===========      ===========       ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT                      $    (34.37)     $    (30.91)   $      (28.91)
                                                           ===========      ===========     ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                 85,059           85,059           85,059
                                                           ===========      ===========      ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                           Year Ended December 31,
                                                -------------------------------------------

                                                    1994            1993            1992
                                                -----------     -----------     -----------
GENERAL PARTNER:
  Balance, beginning of year                    $  (264,084)    $  (211,243)    $  (161,523)
  Distributions                                       -             (26,284)        (24,885)
  Net loss for year                                 (29,529)        (26,557)        (24,835)
                                                -----------     -----------     -----------

  Balance, end of year                          $  (293,613)    $  (264,084)    $  (211,243)
                                                ===========     ===========     ===========


LIMITED PARTNERS:
  Balance, beginning of year                    $ 9,301,541     $14,532,711     $19,454,895
  Distributions                                       -          (2,602,000)     (2,463,500)
  Net loss for year                              (2,923,353)     (2,629,170)     (2,458,684)
                                                -----------     -----------     -----------

  Balance, end of year                          $ 6,378,188     $ 9,301,541     $14,532,711
                                                ===========     ===========     ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                              ---------------------------------------------

                                                                  1994             1993             1992
                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(2,952,882)     $(2,655,727)     $(2,483,519)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                             8,632,481        8,787,240        9,131,442
      Minority interest in consolidated loss                   (1,949,794)      (1,753,583)      (1,639,873)
      Decrease in accrued distribution to
        Venture partner                                             -           (1,718,000)      (1,574,800)
      Distribution to Venture partner                            (429,500)           -                -
      Amortization of interest rate protection contract            48,500           48,501            -
      Increase in trade receivables                               (27,364)        (161,826)         (22,724)
      Increase in deposits, prepaid
        expenses and deferred charges                            (257,709)         (53,521)         (94,772)
      Increase in accounts payable, accrued
        liabilities and subscriber prepayments                    296,843          134,542           14,702
      Increase (decrease) in advances from General Partner     (4,002,248)       3,465,707           16,822
                                                              -----------      -----------      -----------


            Net cash provided by (used in)
              operating activities                               (641,673)       6,093,333        3,347,278
                                                              -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                      (4,601,807)      (4,125,320)      (4,095,453)
                                                              -----------      -----------      -----------


            Net cash used in investing activities              (4,601,807)      (4,125,320)      (4,095,453)
                                                              -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      6,552,532          794,914        3,674,961
  Repayment of debt                                              (467,511)        (131,657)        (375,396)
  Distributions to limited partners                                 -           (2,602,000)      (2,463,500)
  Increase (decrease) in accrued distribution
    to limited partners                                          (650,500)            -              78,300
  Purchase of interest rate protection contract                     -             (145,500)           -
                                                              -----------      -----------      -----------


            Net cash provided by (used in)

  financing activities                                          5,434,521       (2,084,243)         914,365
                                                              -----------      -----------      -----------

Increase (decrease) in cash                                       191,041         (116,230)         166,190

Cash, beginning of year                                           118,807          235,037           68,847
                                                              -----------      -----------      -----------

Cash, end of year                                             $   309,848      $   118,807      $   235,037
                                                              ===========      ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $ 2,536,991      $ 1,962,699      $ 1,895,997
                                                              ===========      ===========      ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          JONES CABLE INCOME FUND 1-C
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

              Jones Cable Income Fund 1-C, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 9, l987, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, develop and operate cable television systems. Intercable is the "General Partner" and manager of the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities.

              On October 31, 1987, Jones Cable Income Fund 1-B, Ltd. and the Partnership formed a Colorado general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") by making capital contributions of $24,220,000 and $36,681,000, respectively (approximately 40 and 60 percent, respectively). The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around Brighton, Broomfield and Boulder County, Colorado; Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan.

         Contributed Capital

              The capitalization of the Partnership is set forth in the accompanying consolidated statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to partnership capital.

              The General Partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

              All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Cable Television System Acquisitions

              Venture acquisitions were accounted for as purchases with the purchase prices allocated as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists, franchise costs and a noncompete agreement; and third, to costs in excess of interests in net assets purchased. Brokerage fees paid to a subsidiary of the General Partner's parent were allocated to intangible assets based upon the relative value of these assets at acquisition. Other system acquisition costs were capitalized and included in the cost of distribution systems.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

              The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Principles of Consolidation

              The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by Jones Cable Income Fund 1-B's approximate 40 percent minority interest in the Venture.

              All interpartnership accounts and transactions have been eliminated.

         Property, Plant and Equipment

              Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution systems                             5 - 15 years
         Equipment and tools                                         5 years
         Office furniture and equipment                         5 - 15 years
         Buildings                                             10 - 20 years
         Vehicles                                                    3 years

              Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

              Costs assigned to franchises, subscriber lists, a noncompete agreement and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                         1 - 16 years
         Subscriber lists                                        1 -  2 years
         Noncompete agreement                                    1 -  4 years
         Costs in excess of interests in net
           assets purchased                                     34 years

         Revenue Recognition

              Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassifications

              Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

              The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture during the years ended December 31, 1994, 1993 and 1992 were $1,056,089, $1,017,539 and $942,417, respectively.

              Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Distributions resulting from the sale or refinancing of a system or upon dissolution of the Partnership will be made as follows: first, to the limited partners in an amount which together with all prior distributions, other than those made regularly from cash flow, will equal their initial capital contribution; second, payment to the limited partners of a liquidation preference equal to a 12 percent cumulative return on their initial capital contribution, reduced by all prior distributions from cash flow; and the balance, 75 percent to the limited partners and 25 percent to the General Partner.

              The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining overhead costs are allocated based on revenue and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner during the years ended December 31, 1994, 1993 and 1992 were $1,658,710, $1,572,134 and $1,428,346, respectively.

              The Venture was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $ 180,316, $187,959 and $67,841 during 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services

               The Venture receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of the General Partner. Payments to Superaudio totaled $25,189, $26,541 and $33,913 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totaled $33,199, $20,832 and $20,053 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $13,218 in 1994. The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totalling $15,283 in 1994.

(4)      DISTRIBUTIONS FROM CASH FLOW

                 One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners. Such cash returns are primarily from cash generated through operating activities of the Venture. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,100,000 was outstanding on December 31, 1994, which limits the amount of borrowings available to the Venture to fund capital expenditures; therefore, the Venture did not declare any distributions in 1994. During 1993 and 1992, the Venture declared and paid distributions to the Venture partners totaling $4,320,000 and $4,090,000, respectively. Due to the borrowing limitations discussed above, the Venture will need to use cash generated from operations to fund capital expenditures and thus the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

                 The Partnership provides distributions to its limited partners from distributions it receives from the Venture. The Partnership declared no distributions in 1994. During 1993 and 1992, the Partnership declared and paid distributions totalling $2,628,284 and $2,488,385, respectively. The General Partner has agreed to defer its portion of any distributions from cash flows until the Partnership is liquidated.

(5)
PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                           December 31,
                                                               ----------------------------------
                                                                     1994               1993
                                                               ----------------  ----------------
         Cable distribution systems                             $ 52,889,029        $ 48,816,164
         Equipment and tools                                       2,062,435           1,795,192
         Office furniture and equipment                              673,528             589,766
         Buildings                                                   452,428             450,155
         Vehicles                                                  1,460,112           1,284,446
         Land                                                        169,642             169,642
                                                                 -----------         -----------
                                                                  57,707,174          53,105,367

                 Less- accumulated depreciation                  (24,802,632)        (20,804,731)
                                                                 -----------         -----------

                                                                $ 32,904,542        $ 32,300,636
                                                                 ===========         ===========

(6)      DEBT

              Debt consists of the following:                              December 31,
                                                               ----------------------------------
                                                                     1994               1993
                                                               ----------------  ----------------
              Lending institutions -
                 Revolving credit agreement                     $42,100,000         $36,000,000
              Capital lease obligations                             283,339             298,318
                                                                 ----------          ----------

                                                                $42,383,339         $36,298,318
                                                                 ==========          ==========

         In May 1994, the Venture completed renegotiation of its credit facility to increase the maximum amount available to $45,000,000 and to extend the revolving credit period to June 30, 1997, at which time the outstanding balance is payable in full. At December 31, 1994, $42,100,000 was outstanding on the Venture's credit facility leaving $2,900,000 of available borrowings. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were
7.36 percent and 4.67 percent, respectively.

              On January 12, 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

              Installments due on debt principal for each of the five years in the period ending December 31, 1999, respectively, are $85,002, $85,002, $42,185,001, $28,334 and $-0-. As of December 31, 1994, substantially all of the Venture's assets secured the above indebtedness.

(7)      INCOME TAXES

              Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

              The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the General and limited partners would likely be changed accordingly.

              Taxable loss reported to the partners is different from that reported in the consolidated statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income or loss and the net income or loss reported in the consolidated statements of operations.

(8)      COMMITMENTS AND CONTINGENCIES

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed cost-of-service showings for its Brighton, Broomfield and Boulder County, Colorado; Myrtle Creek, Oregon; South Sioux City Nebraska; and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approvals arereceived. The Venture complied with the February 1994 benchmark regulations and further reduced rates in its Clearlake Oaks system effective July 1994.

              The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $82,204, $78,616 and $88,074, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

                                  1995                                       $ 74,284
                                  1996                                         29,038
                                  1997                                         21,338
                                  1998                                         21,248
                                  1999                                         21,248
                                  Thereafter                                  161,814
                                                                              -------

                                                                             $328,970
                                                                              =======

(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                Supplementary profit and loss information for the respective years is presented below:

                                                                          Year Ended December 31,
                                                            -----------------------------------------------

                                                                1994              1993             1992
                                                           --------------    --------------  --------------
Maintenance and repairs                                     $  203,987        $  226,863      $  221,292
                                                             =========         =========       =========

Taxes, other than income and payroll taxes                  $  455,044        $  674,649      $  621,901
                                                             =========         =========       =========

Advertising                                                 $  353,212        $  381,096      $  375,173
                                                             =========         =========       =========

Depreciation of property, plant and equipment               $4,072,061        $4,225,967      $4,561,026
                                                             =========         =========       =========

Amortization of intangible assets                           $4,560,420        $4,561,273      $4,570,416
                                                             =========         =========       =========

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.


       Name                    Age       Positions with the General Partner
       ----                    ---       ----------------------------------
Glenn R. Jones                 65        Chairman of the Board and Chief
                                          Executive Officer
Derek H. Burney                55        Vice Chairman of the Board
James B. O'Brien               45        President, Chief Operating Officer
                                          and Director
Ruth E. Warren                 45        Group Vice President/Operations
Kevin P. Coyle                 43        Group Vice President/Finance
Christopher J. Bowick          40        Group Vice President/Technology
Timothy J. Burke               44        Group Vice President/Taxation/
                                          Administration
Raymond L. Vigil               48        Group Vice President/Human Resources
                                          and Director
Cynthia A. Winning             43        Group Vice President/Marketing
Elizabeth M. Steele            43        Vice President/General Counsel/
                                          Secretary
Larry W. Kaschinske            35        Controller
James J. Krejci                53        Director
Christine Jones Marocco        39        Director
Daniel E. Somers               47        Director
Robert S. Zinn                 58        Director
David K. Zonker                41        Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January

1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

         Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.

                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership and the Venture. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership and the Venture from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership or the Venture from unaffiliated parties.

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Venture. During the year ended December 31, 1994, the Venture received revenues from PIN of $15,283.

         The charges to the Venture for related party transactions are as follows for the periods indicated:


                                                                                  At December 31,
                                                              ------------------------------------------------------
                                                                   1994                 1993                 1992
                                                                   ----                 ----                 ----
         Management fees                                      $  1,056,089         $   1,017,539        $     942,417
         Allocation of expenses                                  1,658,710             1,572,134            1,428,346
         Interest expense                                          180,316               187,959               67,841
         Amount of notes and advances outstanding                   66,224             4,068,472              602,765
         Highest amount of notes and advances outstanding        5,126,872             4,068,472            1,935,501
         Programming fees:
                 Superaudio                                         25,189                26,541               33,913
                 Mind Extension University                          33,199                20,832               20,053
                 Jones Computer Network                             13,218                   -0-                  -0-

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.             See index to financial statements for a list of  financial statements and exhibits thereto filed as a part of this report.

   3.             The following exhibits are filed herewith:

        4.1            Limited Partnership Agreement of Jones Cable Income Fund 1-C, Ltd.  (1)

        4.2            Joint Venture Agreement of Jones Cable Income Fund 1-B/C Venture.  (1)

        10.1.1         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Clearlake, California.  (1)

        10.1.2         Copy of a franchise and related documents thereto granting a community antenna television franchise for Lake County, California.  (1)

        10.1.3         Copy of Resolution 91-31 amending the Lake County, California franchise.  (2)

        10.1.4         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Lakeport, California.  (1)

        10.1.5         Copy of a franchise and related documents thereto granting a community antenna television franchise for Adams County, Colorado.  (1)

        10.1.6         Copies of Utility/Construction Permits for Boulder County, Colorado.  (1)

        10.1.7         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Brighton, Colorado.  (1)

        10.1.8         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Broomfield, Colorado.  (2)

        10.1.9         Copy of a franchise and related documents thereto granting a community antenna
                       Television system franchise for Weld County, Colorado. (Fund 1-B/C) (1)

        10.1.9         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Brady, Michigan.  (3)

        10.1.10        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Calvin, Michigan.  (4)

        10.1.11        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Centreville, Michigan. (5)

        10.1.12        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Coloma, Michigan.  (5)

        10.1.13        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Coloma, Michigan.  (2)

        10.1.14            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Constantine, Michigan.  (5)

        10.1.15            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Constantine, Michigan.  (5)

        10.1.16            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dowagiac, Michigan.  (5)

        10.1.17            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Elkhart, Michigan.  (5)

        10.1.18            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Fabius, Michigan.  (5)

        10.1.19            Copy of a franchise and related documents thereto granting a community antenna television system  franchise for the Township of Flowerfield, Michigan. (Fund 1-B/C). (5)

        10.1.20            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hagar, Michigan. (Fund 1-B/C)  (3)

        10.1.21            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hartford, Michigan. (Fund 1-B/C)  (4)

        10.1.22            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of LaGrange, Michigan. (Fund 1-B/C)  (3)

        10.1.23            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Lockport, Michigan. (Fund 1-B/C)  (3)

        10.1.24            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Mendon, Michigan. (Fund 1-B/C)  (3)

        10.1.25            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Mottville, Michigan. (Fund 1-B/C)  (3)

        10.1.26            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Newberg, Michigan.  (4)

        10.1.27            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Nottawa, Michigan.  (5)

        10.1.28            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Park, Michigan.  (5)

        10.1.29            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Pavillion, Michigan.  (5)

        10.1.30            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Penn, Michigan.  (6)

        10.1.31            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Pipestone, Michigan.  (4)

        10.1.32            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Pokagon, Michigan.  (4)

        10.1.33            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Porter, Michigan.  (6)

        10.1.34            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Schoolcraft, Michigan.  (4)

        10.1.35            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Sherman, Michigan.  (6)

        10.1.36            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Silvercreek, Michigan.  (5)

        10.1.37            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Three Rivers, Michigan.  (5)

        10.1.38            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Vandalia, Michigan.  (2)

        10.1.39            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Vicksburg, Michigan.  (5)

        10.1.40            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Watervliet, Michigan.  (5)

        10.1.41            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Watervliet, Michigan.  (5)

        10.1.42            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Wayne, Michigan.  (5)

        10.1.43            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of White Pigeon, Michigan.  (5)

        10.1.44            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of White Pigeon, Michigan.  (5)

        10.1.45            Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dakota City, Nebraska.  (1)

        10.1.46            Copy of Service Permit granted by Dakota County, Nebraska Board of County Commissioners.
                           (1)

        10.1.47            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Homer, Nebraska.  (1)

        10.1.48            Copy of a franchise and related documents thereto granting a community antenna television system franchise for South Sioux City, Nebraska.  (1)

        10.1.49            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Walthill, Nebraska.  (2)

        10.1.50            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Walthill, Nebraska.  (1)

        10.1.51            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Canyonville, Oregon.  (1)

        10.1.52            Copy of resolution amending the franchise for the City of Canyonville, Oregon.  (2)

        10.1.53            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Myrtle Creek, Oregon.  (1)

        10.1.59            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Riddle, Oregon.  (2)

        10.1.60            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Winston, Oregon.  (1)

        10.2.1             Amended and Restated Revolving Credit Agreement dated September 30, 1994 between Jones
                           Cable Income Fund 1-B/C Venture, Corestates Bank, N.A., First National Bank of Maryland,
                           Dresdner Bank AG and Continental Bank.

        27                 Financial Data Schedule
        ----------------
        (1)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.

        (2)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.

        (3)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

        (4)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.

        (5)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988.

        (6)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.

        (b)                Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JONES CABLE INCOME FUND 1-C, LTD.
                                  a Colorado limited partnership
                                  By:      Jones Intercable, Inc.

                                  By:      /s/ Glenn R. Jones
                                           -------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
Dated:       March 27, 1995                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:      /s/ Glenn R. Jones
                                                 ------------------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
                                                 Executive Officer
Dated:       March 27, 1995                      (Principal Executive Officer)

                                        By:      /s/ Kevin P. Coyle
                                                 -------------------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
Dated:       March 27, 1995                      (Principal Financial Officer)

                                        By:      /s/ Larry Kaschinske
                                                 -------------------------------
                                                 Larry Kaschinske
                                                 Controller
Dated:       March 27, 1995                      (Principal Accounting Officer)

                                        By:      /s/ James B. O'Brien
                                                 -------------------------------
                                                 James B. O'Brien
Dated:       March 27, 1995                      President and Director

                                        By:      /s/ Raymond L. Vigil
                                                 -------------------------------
                                                 Raymond L. Vigil
Dated:       March 27, 1995                      Group Vice President and
                                                 Director


                                        By:      /s/ Robert S. Zinn
                                                 -------------------------------
                                                 Robert S. Zinn
Dated:       March 27, 1995                      Director

                                        By:      /s/ David K. Zonker
                                                 -------------------------------
                                                 David K. Zonker
Dated:       March 27, 1995                      Director

                                        By:
                                                 -------------------------------
                                                 Derek H. Burney
Dated:                                           Director

                                        By:
                                                 -------------------------------
                                                 James J. Krejci
Dated:                                           Director

                                        By:
                                                 -------------------------------
                                                 Christine Jones Marocco
Dated:                                           Director

                                        By:
                                                 -------------------------------
                                                 Daniel E. Somers
Dated:                                           Director

                                EXHIBIT INDEX

      Exhibit                                                                                                        Page
      -------                                                                                                        ----

        4.1            Limited Partnership Agreement of Jones Cable Income Fund 1-C, Ltd.  (1)

        4.2            Joint Venture Agreement of Jones Cable Income Fund 1-B/C Venture.  (1)

        10.1.1         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Clearlake, California.  (1)

        10.1.2         Copy of a franchise and related documents thereto granting a community antenna television franchise for Lake County, California.  (1)

        10.1.3         Copy of Resolution 91-31 amending the Lake County, California franchise.  (2)

        10.1.4         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Lakeport, California.  (1)

        10.1.5         Copy of a franchise and related documents thereto granting a community antenna television franchise for Adams County, Colorado.  (1)

        10.1.6         Copies of Utility/Construction Permits for Boulder County, Colorado.  (1)

        10.1.7         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Brighton, Colorado.  (1)

        10.1.8         Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Broomfield, Colorado.  (2)

        10.1.9         Copy of a franchise and related documents thereto granting a community antenna
                       Television system franchise for Weld County, Colorado. (Fund 1-B/C) (1)

        10.1.9         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Brady, Michigan.  (3)

        10.1.10        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Calvin, Michigan.  (4)

        10.1.11        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Centreville, Michigan. (5)

        10.1.12        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Coloma, Michigan.  (5)

        10.1.13        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Coloma, Michigan.  (2)


       Exhibit                                                                                                       Page
       -------                                                                                                       ----
        10.1.14            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Constantine, Michigan.  (5)

        10.1.15            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Constantine, Michigan.  (5)

        10.1.16            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dowagiac, Michigan.  (5)

        10.1.17            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Elkhart, Michigan.  (5)

        10.1.18            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Fabius, Michigan.  (5)

        10.1.19            Copy of a franchise and related documents thereto granting a community antenna television system  franchise for the Township of Flowerfield, Michigan. (Fund 1-B/C). (5)

        10.1.20            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hagar, Michigan. (Fund 1-B/C)  (3)

        10.1.21            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hartford, Michigan. (Fund 1-B/C)  (4)

        10.1.22            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of LaGrange, Michigan. (Fund 1-B/C)  (3)

        10.1.23            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Lockport, Michigan. (Fund 1-B/C)  (3)

        10.1.24            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Mendon, Michigan. (Fund 1-B/C)  (3)

        10.1.25            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Mottville, Michigan. (Fund 1-B/C)  (3)

        10.1.26            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Newberg, Michigan.  (4)

        10.1.27            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Nottawa, Michigan.  (5)

        10.1.28            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Park, Michigan.  (5)

        10.1.29            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Pavillion, Michigan.  (5)

        10.1.30            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Penn, Michigan.  (6)

        10.1.31            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Pipestone, Michigan.  (4)



      Exhibit                                                                                                        Page
      -------                                                                                                        ----
        10.1.32            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Pokagon, Michigan.  (4)

        10.1.33            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Porter, Michigan.  (6)

        10.1.34            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Schoolcraft, Michigan.  (4)

        10.1.35            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Sherman, Michigan.  (6)

        10.1.36            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Silvercreek, Michigan.  (5)

        10.1.37            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Three Rivers, Michigan.  (5)

        10.1.38            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Vandalia, Michigan.  (2)

        10.1.39            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Vicksburg, Michigan.  (5)

        10.1.40            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Watervliet, Michigan.  (5)

        10.1.41            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Watervliet, Michigan.  (5)

        10.1.42            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Wayne, Michigan.  (5)

        10.1.43            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of White Pigeon, Michigan.  (5)

        10.1.44            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of White Pigeon, Michigan.  (5)

        10.1.45            Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dakota City, Nebraska.  (1)

        10.1.46            Copy of Service Permit granted by Dakota County, Nebraska Board of County Commissioners.
                           (1)

        10.1.47            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Homer, Nebraska.  (1)

        10.1.48            Copy of a franchise and related documents thereto granting a community antenna television system franchise for South Sioux City, Nebraska.  (1)

        10.1.49            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Walthill, Nebraska.  (2)




      Exhibit                                                                                                        Page
      -------                                                                                                        ----
        10.1.50            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Walthill, Nebraska.  (1)

        10.1.51            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Canyonville, Oregon.  (1)

        10.1.52            Copy of resolution amending the franchise for the City of Canyonville, Oregon.  (2)

        10.1.53            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Myrtle Creek, Oregon.  (1)

        10.1.59            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Riddle, Oregon.  (2)

        10.1.60            Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Winston, Oregon.  (1)

        10.2.1             Amended and Restated Revolving Credit Agreement dated September 30, 1994 between Jones
                           Cable Income Fund 1-B/C Venture, Corestates Bank, N.A., First National Bank of Maryland,
                           Dresdner Bank AG and Continental Bank.

        27                 Financial Data Schedule
        ----------------
        (1)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.

        (2)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.

        (3)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

        (4)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.

        (5)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988.

        (6)                Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.
