Form 10-Q
period 1995-03-31
JONES CABLE INCOME FUND 1-C LTD
filed 1995-05-15
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995

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

Yes    X                                                             No
    -------                                                             -------

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                            March 31,          December 31,
                     ASSETS                                                   1995                1994
                     ------                                               ------------        -------------
CASH                                                                      $     654,516      $      309,848

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $58,297 and $37,534
  at March 31, 1995 and December 31, 1994,
  respectively                                                                  361,845             459,412

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     58,392,116          57,707,174
  Less-accumulated depreciation                                             (25,880,656)        (24,802,632)
                                                                          -------------        ------------

                                                                             32,511,460          32,904,542

  Franchise costs, net of accumulated amortization
    of $24,055,979 and $23,207,609 at March 31, 1995
    and December 31, 1994, respectively                                      12,537,811          13,386,181
  Subscriber lists, net of accumulated amortization
    of $6,704,307 and $6,464,742 at March 31, 1995
    and December 31, 1994, respectively                                         669,853             909,418
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $1,264,145 and $1,219,184 at March 31, 1995
    and December 31, 1994, respectively                                       5,927,875           5,972,836
  Noncompete agreement, net of accumulated
    amortization of $237,433 and $230,224 at
    March 31, 1995 and December 31, 1994, respectively                          100,867             108,076
                                                                          -------------       -------------

            Total investment in cable television
              properties                                                     51,747,866          53,281,053

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 420,803             495,461
                                                                          -------------       -------------

                 Total assets                                             $  53,185,030       $  54,545,774
                                                                          =============       =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                               March 31,        December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                1995              1994
      -------------------------------------------                            ------------       ------------
LIABILITIES:
  Debt                                                                       $ 42,840,523       $ 42,383,339
  Accounts payable-
    Trade                                                                          22,977             16,153
    General Partner                                                                30,248             66,224
  Accrued liabilities                                                           1,399,808          1,638,181
  Subscriber prepayments                                                          351,900            270,839
                                                                             ------------       ------------

     Total liabilities                                                         44,645,456         44,374,736
                                                                             ------------       ------------

MINORITY INTEREST IN JOINT VENTURE                                              3,437,630          4,086,463
                                                                             ------------       ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000              1,000
    Accumulated deficit                                                          (190,996)          (181,170)
    Distributions                                                                (113,443)          (113,443)
                                                                             ------------       ------------

                                                                                 (303,439)          (293,613)
                                                                             ------------       ------------

  Limited Partners-
    Net contributed capital (85,059 units
      outstanding at March 31, 1995 and
      December 31, 1994)                                                       34,909,262         34,909,262
    Accumulated deficit                                                       (17,136,233)       (16,163,428)
    Distributions                                                             (12,367,646)       (12,367,646)
                                                                             ------------       ------------

                                                                                5,405,383          6,378,188
                                                                             ------------       ------------

     Total liabilities and partners' capital (deficit)                       $ 53,185,030       $ 54,545,774
                                                                             ============       ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                             1995                  1994
                                                                         ------------           -----------
REVENUES                                                                 $  5,442,911           $ 5,179,248

COSTS AND EXPENSES:
  Operating                                                                 3,282,012             3,005,903
  Management fees and allocated overhead from
    General Partner                                                           696,965               678,354
  Depreciation and amortization                                             2,221,797             2,173,829
                                                                         ------------           -----------

OPERATING LOSS                                                               (757,863)             (678,838)
                                                                         ------------           -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                           (868,493)             (565,971)
  Other, net                                                                   (5,108)                2,378
                                                                         ------------           -----------

    Total other income (expense)                                             (873,601)             (563,593)
                                                                         ------------           -----------

CONSOLIDATED LOSS                                                          (1,631,464)           (1,242,431)

MINORITY INTEREST IN CONSOLIDATED LOSS                                        648,833               494,115
                                                                         ------------           -----------

NET LOSS                                                                 $   (982,631)          $  (748,316)
                                                                         ============           ===========

ALLOCATION OF NET LOSS:
  General Partner                                                        $     (9,826)          $    (7,483)
                                                                         ============           ===========

  Limited Partners                                                       $   (972,805)          $  (740,833)
                                                                         ============           ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                    $     (11.44)          $     (8.71)
                                                                         ============           ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                85,059                85,059
                                                                         ============           ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                       ----------------------------------
                                                                           1995                  1994
                                                                       ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $   (982,631)          $  (748,316)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation and amortization                                    2,221,797             2,173,829
         Minority interest in consolidated loss                            (648,833)             (494,115)
         Decrease in accrued distribution to Venture Partner                  -                  (429,500)
         Amortization of interest rate protection contract                   12,125                12,125
         Decrease in trade receivables                                       97,567                72,245
         Decrease in deposits, prepaid expenses and deferred charges         58,865                30,190
         Decrease in accounts payable, accrued
           liabilities and subscriber prepayments                          (150,488)             (368,426)
         Increase (decrease) in advances from General Partner               (35,976)            1,058,400
                                                                       ------------           -----------

         Net cash provided by operating activities                          572,426             1,306,432
                                                                       ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                (684,942)             (633,758)
                                                                       ------------           -----------

         Net cash used in investing activities                             (684,942)             (633,758)
                                                                       ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                498,405                 -
    Repayment of debt                                                       (41,221)              (38,792)
    Decrease in accrued distribution to limited partners                      -                  (650,500)
                                                                       ------------           -----------

         Net cash provided by (used in) financing activities                457,184              (689,292)
                                                                       ------------           -----------

Increase (decrease) in cash                                                 344,668               (16,618)

Cash, beginning of period                                                   309,848               118,807
                                                                       ------------           -----------

Cash, end of period                                                    $    654,516           $   102,189
                                                                       ============           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                      $    901,544           $   622,214
                                                                       ============           ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Brighton, Broomfield and Boulder County, Colorado; Myrtle Creek, Oregon; Lake County, California; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan cable television systems reduced by the approximate 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 were $272,145 and $258,962, respectively.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Overhead and administrative expenses allocated to the Venture by the General Partner for the three month periods ended March 31, 1995 and 1994 were $424,820 and $419,392, respectively.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

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

         For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $572,426, which is available to fund capital expenditures and non-operating costs. During the first quarter of 1995, capital improvements within the Venture's systems totaled approximately $685,000. Approximately 23 percent of these expenditures were for service drops to homes and approximately 38 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $4,477,000. System upgrades and rebuilds are expected to account for approximately 21 percent of the expenditures, and service drops to homes are expected to account for approximately 26 percent of the anticipated expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

         At March 31, 1995, the Venture's $45,000,000 credit facility had $42,500,000 outstanding, leaving $2,500,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.93 percent and 4.98 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners. Such cash returns are primarily from cash generated through operating activities of the Venture. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,500,000 was outstanding on March 31, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first quarter of 1995. The Venture is not expected to reinstate distributions in the near term and thus the Partnership will not have funds from the Venture to distribute to the limited partners but will make cash distributions from the operations of its Orangeburg system.

         The General Partner believes that the Partnership and the Venture have sufficient sources of capital available from cash generated from operations to meet their presently anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including all of those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Venture has filed cost-of-service showings for its Brighton, Broomfield and Boulder County, Colorado; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Venture complied with the February 1994 benchmark regulations and further reduced rates in its Lake County, California system effective July 1994.


                             RESULTS OF OPERATIONS

         Revenues of the Venture increased $263,663, or approximately 5 percent, from $5,179,248 at March 31, 1994 to $5,442,911 at March 31, 1995.
Since March 31, 1994, the Venture added 2,975 basic subscribers and 2,258 premium subscriptions, representing increases of 5 percent and 6 percent, respectively. The number of basic subscribers increased from 59,688 at March 31, 1994 to 62,663 at March 31, 1995. Premium subscriptions increased from 40,549 at March 31, 1994 to 42,807 at March 31, 1995. This increase in the subscriber base accounted for approximately 72 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 19 percent of the increase in revenues. No other single factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $276,109, or approximately 9 percent, from $3,005,903 at March 31, 1994 to $3,282,012 at March 31 , 1995. Operating
expenses represented 58 percent of revenue for the first quarter of 1994 compared to 60 percent for the similar period in 1995. Personnel related costs and programming costs were primarily responsible for the increase in expenses. No other individual factors were significant to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $18,611, or approximately 3 percent, from $678,354 at March 31, 1994 to $696,965 at March 31, 1995 due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Venture.

         Depreciation and amortization expense increased $47,968, or approximately 2 percent, from $2,173,829 to $2,221,797 for the three months ended March 31, 1995 as compared to 1994. This increase was due to the increase in the Venture's depreciable asset base.

         Operating loss increased $79,025, or approximately 12 percent, from $678,838 at March 31, 1994 to $757,863 at March 31, 1995 as a result of the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $31,057, or approximately 2 percent, from $1,494,991 for the three months ended March 31, 1994 to $1,463,934 in 1995. This decrease was due to the increase in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenue. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non- subscribers.

         Interest expense increased $302,522, or approximately 53 percent, from $565,971 at March 31, 1994 to $868,493 at March 31, 1995. Higher effective interest rates are responsible for the increase in interest expense.

         Net loss increased $234,315, or approximately 31 percent, from $748,316 at March 31, 1994 to $982,631 at March 31, 1995. These losses are due to the factors discussed above and are expected to continue in the future.

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


                                        JONES CABLE INCOME FUND 1-C, LTD.

                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                                 Page
- - -------                 -----------                                 ----
  27                    Financial Data Schedule