Form 10-Q
period 1995-06-30
JONES CABLE INCOME FUND 1-C LTD
filed 1995-08-14
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    ----------------

                        Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010419
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                            June 30,          December 31,
                     ASSETS                                                   1995                1994
                                                                          ------------       -------------
CASH                                                                      $    677,693        $    309,848

TRADE RECEIVABLES, less allowance for
 doubtful receivables of $66,126 and $37,534
 at June 30, 1995 and December 31, 1994,
 respectively                                                                  385,126             459,412

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                     59,905,402          57,707,174
 Less - accumulated depreciation                                           (26,933,083)        (24,802,632)
                                                                           -----------        ------------

                                                                            32,972,319          32,904,542

 Franchise costs, net of accumulated amortization
   of $24,904,349 and $23,207,609 at June 30, 1995
   and December 31, 1994, respectively                                      11,689,441          13,386,181
 Subscriber lists, net of accumulated amortization
   of $6,943,872 and $6,464,742 at June 30, 1995
   and December 31, 1994, respectively                                         430,288             909,418
 Costs in excess of interests in net assets
   purchased, net of accumulated amortization
   of $1,309,106 and $1,219,184 at June 30, 1995
   and December 31, 1994, respectively                                       5,882,914           5,972,836
 Noncompete agreement, net of accumulated
   amortization of $244,642 and $230,224 at
   June 30, 1995 and December 31, 1994, respectively                            93,658             108,076
                                                                          ------------        ------------

           Total investment in cable television
              properties                                                    51,068,620          53,281,053

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                369,143             495,461
                                                                          ------------        ------------

               Total assets                                               $ 52,500,582        $ 54,545,774
                                                                          ============        ============



     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                    June 30,         December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     1995               1994
      -------------------------------------------                -------------       ------------
LIABILITIES:
 Debt                                                            $  43,065,489       $ 42,383,339
 Accounts payable--
   Trade                                                                 6,308             16,153
   General Partner                                                      90,143             66,224
 Accrued liabilities                                                 1,505,041          1,638,181
 Subscriber prepayments                                                282,560            270,839
                                                                 -------------       ------------

        Total liabilities                                           44,949,541         44,374,736
                                                                 -------------       ------------

MINORITY INTEREST IN JOINT VENTURE                                   3,044,490          4,086,463
                                                                 -------------       ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner--
   Contributed capital                                                   1,000              1,000
   Accumulated deficit                                                (196,950)          (181,170)
   Distributions                                                      (113,443)          (113,443)
                                                                 -------------       ------------

                                                                      (309,393)          (293,613)
                                                                 -------------       ------------

 Limited Partners--
   Net contributed capital (85,059 units
     outstanding at June 30, 1995 and
     December 31, 1994)                                             34,909,262         34,909,262
   Accumulated deficit                                             (17,725,672)       (16,163,428)
   Distributions                                                   (12,367,646)       (12,367,646)
                                                                 -------------       ------------


                                                                     4,815,944          6,378,188
                                                                 -------------       ------------

        Total liabilities and partners' capital (deficit)        $  52,500,582       $ 54,545,774
                                                                 =============       ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended              For the Six Months Ended
                                                           June 30,                               June 30,
                                                 -----------------------------          -----------------------------
                                                    1995               1994                 1995              1994
                                                 ----------        -----------          -----------       -----------
REVENUES                                         $5,760,706        $ 5,312,929          $11,203,617       $10,492,177

COSTS AND EXPENSES:
 Operating expense                                2,977,878          2,927,227            6,259,890         5,933,130
 Management fees and allocated overhead
   from General Partner                             670,333            668,441            1,367,298         1,346,795
 Depreciation and amortization                    2,221,415          2,144,934            4,443,212         4,318,763
                                                 ----------        -----------          -----------       -----------

OPERATING LOSS                                     (108,920)          (427,673)            (866,783)       (1,106,511)
                                                 ----------        -----------          -----------       -----------
OTHER INCOME (EXPENSE):
 Interest expense                                  (906,623)          (644,246)          (1,775,116)       (1,210,217)
 Other, net                                          27,010            (31,804)              21,902           (29,426)
                                                 ----------        -----------          -----------       -----------

        Total other income (expense)               (879,613)          (676,050)          (1,753,214)       (1,239,643)
                                                 ----------        -----------          -----------       -----------

CONSOLIDATED LOSS                                  (988,533)        (1,103,723)          (2,619,997)       (2,346,154)

MINORITY INTEREST IN
 CONSOLIDATED LOSS                                  393,140            438,950            1,041,973           933,065
                                                 ----------        -----------          -----------       -----------

NET LOSS                                         $ (595,393)       $  (664,773)         $(1,578,024)      $(1,413,089)
                                                 ==========        ===========          ===========       ===========

ALLOCATION OF NET LOSS:
 General Partner                                 $   (5,954)       $    (6,648)         $   (15,780)      $   (14,131)
                                                 ==========        ===========          ===========       ===========

 Limited Partners                                $ (589,439)       $  (658,125)         $(1,562,244)      $(1,398,958)
                                                 ==========        ===========          ===========       ===========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                                $    (6.93)       $     (7.74)         $    (18.37)      $    (16.45)
                                                 ==========        ===========          ===========       ===========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                   85,059             85,059               85,059            85,059
                                                 ==========        ===========          ===========       ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       1995            1994
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $(1,578,024)    $(1,413,089)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                   4,443,212       4,318,763
     Minority interest in net loss                                                  (1,041,973)       (933,065)
     Decrease in accrued distribution to Venture Partner                                 --           (429,500)
     Amortization of interest rate protection contract                                  24,250          24,250
     Decrease in trade receivables                                                      74,286          15,771
     Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                            69,517        (161,654)
     Decrease in accounts payable, accrued liabilities
        and subscriber prepayments                                                    (131,264)       (123,784)
     Increase (decrease) in advances from General Partner                               23,919      (4,068,472)
                                                                                   -----------     -----------

        Net cash provided by (used in) operating activities                          1,883,923      (2,770,780)
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                 (2,198,228)     (2,216,049)
                                                                                   -----------     -----------

        Net cash used in investing activities                                       (2,198,228)     (2,216,049)
                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                              766,530       5,769,120
 Repayment of debt                                                                     (84,380)        (80,985)
 Decrease in accrued distributions to limited partners                                   --           (650,500)
                                                                                   -----------     -----------

        Net cash provided by financing activities                                      682,150       5,037,635
                                                                                   -----------     -----------

Increase in cash                                                                       367,845          50,806

Cash, beginning of period                                                              309,848         118,807
                                                                                   -----------     -----------

Cash, end of period                                                                $   677,693     $   169,613
                                                                                   ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                                     $ 1,867,471     $ 1,292,447
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994 and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 were $288,036 and $560,181, respectively, as compared to $265,646 and $524,609, respectively, for the similar 1994 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and six month periods ended June 30, 1995 were $382,297 and $807,117, respectively, as compared to $402,795 and $822,186, respectively, for the similar 1994 periods.

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

         For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $1,883,923, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, capital improvements within the Venture's systems totaled approximately $2,256,000. Approximately 22 percent of these expenditures were for service drops to homes, approximately 22 percent were for pay security and approximately 8 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $2,829,000. System upgrades and rebuilds are expected to account for approximately 32 percent of the expenditures, and service drops to homes are expected to account for approximately 21 percent of the anticipated expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

         At June 30, 1995, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.81 percent and 6.16 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on June 30, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first and second quarters of 1995. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

         The General Partner believes that the Partnership and the Venture have sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions.


                             RESULTS OF OPERATIONS

         Revenues of the Venture increased $447,777, or approximately 8 percent, to $5,760,706 from $5,312,929 for the three months ended June 30, 1995 as compared to 1994. For the six month periods ended

June 30, 1995 and 1994, revenues increased $711,440, or approximately 7 percent, to $11,203,617 at June 30, 1995 from $10,492,177 at June 30, 1994. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Venture's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 39 percent and 54 percent of the increase in revenues for the three and six months ended June 30, 1995 and the basic service rate adjustments accounted for approximately 35 percent and 26 percent of the increase in revenues for the similar periods. Since June 30, 1994, the Venture has added 2,910 basic subscribers representing an increase of approximately 5 percent. Basic subscribers increased to 63,804 at June 30, 1995 from 60,894 at June 30, 1994. This increase in the subscriber base accounted for approximately 35 percent and 41 percent, respectively, of the three and six month increases in revenues. Increases in advertising sales revenue accounted for approximately 12 percent and 15 percent, respectively, of the three and six month increases in revenues. No other single factor significantly affected the three and six month increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $50,651, or approximately 2 percent, to $2,977,878 from $2,927,227 for the three months ended June 30, 1995 as compared to 1994. For the six months ended June 30, 1995 and 1994, operating expenses increased $326,760, or approximately 6 percent, to $6,259,890 at June 30, 1995 from $5,933,130 at June 30, 1994. Operating expenses represented 52 percent and 56 percent, respectively, of revenue for the three and six month periods ended June 30, 1995 compared to 55 percent and 57 percent, respectively, for the similar periods in 1994. Increased programming costs primarily accounted for the increases in operating expenses, which were partially offset by decreases in personnel and plant related expenses for the three and six month periods. No other individual factors were significant to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner increased $1,892, or less than one percent, to $670,333 from $668,441 for the three months ended June 30, 1995 as compared to 1994. For the six months ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $20,503, or approximately 2 percent, to $1,367,298 at June 30, 1995 from $1,346,795 at June 30, 1994. These increases are due to the increases in revenues, upon which such fees and allocations are based, which were partially offset by a decrease in allocated expenses from the General Partner.

         Depreciation and amortization expense increased $76,481, or approximately 4 percent, to $2,221,415 for the three months ended June 30, 1995 from $2,144,934, as compared to 1994. For the six months ended June 30, 1995 and 1994, depreciation and amortization expense increased $124,449, or approximately 3 percent, to $4,443,212 at June 30, 1995 from $4,318,763 at June 30, 1994. These increases were due to the increase in the Venture's depreciable asset base.

         Operating loss decreased $318,753, or approximately 75 percent, to $108,920 from $427,673 for the three months ended June 30, 1995 as compared to 1994. Operating loss decreased $239,728, or approximately 22 percent, to $866,783, from $1,106,511 for the six months ended June 30, 1995 as compared to 1994. These decreases are a result of the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and amortization and depreciation expense. Operating income before depreciation and amortization increased $395,234, or approximately 23 percent, to $2,112,495 for the three months ended June 30, 1995 from $1,717,261 for the three months ended June 30, 1994. For the six month periods, operating income before depreciation and amortization increased $364,177, or approximately 11 percent, to $3,576,429 in 1995 from $3,212,252 in
1994. These increases are due to the increase in revenues exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $262,377, or approximately 41 percent, to $906,623 from $644,246 for the three months ended June 30, 1995 as compared to 1994. For the six months ended June 30, 1995 and 1994, interest expense increased $564,899, or approximately 47 percent, to $1,775,116 in 1995 from $1,210,217 in 1994. Higher effective interest rates are responsible for the increase in interest expense.

         Net loss decreased $69,380, or approximately 10 percent for the three month periods ended June 30, 1995 and 1994, to $595,393 in 1995 from $664,773 in 1994. This decrease was due to the factors discussed above. For the six month periods ended June 30, 1995 and 1994, net loss increased $164,935, or approximately 12 percent, to $1,578,024 in 1995 from $1,413,089 in 1994. This increase was due to the factors discussed above and the losses are expected to continue in the future.

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

                                         JONES CABLE INCOME FUND 1-C, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner


                                         By:  /s/ Kevin P. Coyle
                                              -----------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule