Form 10-Q
period 1995-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 1995-11-14
CIK 813710

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                              No
     -----                                                               -----

                      JONES CABLE INCOME FUND 1-C, LTD.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,        December 31,
                     ASSETS                                                    1995               1994
                     ------                                               -------------       -------------
CASH                                                                      $     642,764       $     309,848

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $58,617 and $37,534
  at September 30, 1995 and December 31, 1994,
  respectively                                                                  447,521             459,412

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     60,973,410          57,707,174
  Less- accumulated depreciation                                            (28,014,366)        (24,802,632)
                                                                          -------------       -------------

                                                                             32,959,044          32,904,542

  Franchise costs, net of accumulated amortization
    of $25,752,719 and $23,207,609 at September 30, 1995
    and December 31, 1994, respectively                                      10,841,071          13,386,181
  Subscriber lists, net of accumulated amortization
    of $7,183,396 and $6,464,742 at September 30, 1995
    and December 31, 1994, respectively                                         190,764             909,418
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $1,354,067 and $1,219,184 at September 30, 1995
    and December 31, 1994, respectively                                       5,837,953           5,972,836
  Noncompete agreement, net of accumulated
    amortization of $251,851 and $230,224 at
    September 30, 1995 and December 31, 1994, respectively                       86,449             108,076
                                                                          -------------       -------------

Total investment in cable television
 properties                                                                  49,915,281          53,281,053

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 485,235             495,461
                                                                          -------------       -------------

                 Total assets                                             $  51,490,801       $  54,545,774
                                                                          =============       =============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      JONES CABLE INCOME FUND 1-C, LTD.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                           September 30,          December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1995                   1994
      -------------------------------------------          -------------          ------------
LIABILITIES:
  Debt                                                     $ 43,115,968           $ 42,383,339
  Accounts payable-
    Trade                                                        30,399                 16,153
    General Partner                                              38,456                 66,224
  Accrued liabilities                                         1,391,219              1,638,181
  Subscriber prepayments                                        261,764                270,839
                                                           ------------           ------------

           Total liabilities                                 44,837,806             44,374,736
                                                           ------------           ------------

MINORITY INTEREST IN JOINT VENTURE                            2,687,337              4,086,463
                                                           ------------           ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                           1,000                  1,000
    Accumulated deficit                                        (202,359)              (181,170)
    Distributions                                              (113,443)              (113,443)
                                                           ------------           ------------

                                                               (314,802)              (293,613)
                                                           ------------           ------------

  Limited Partners-
    Net contributed capital (85,059 units
      outstanding at September 30, 1995 and
      December 31, 1994)                                     34,909,262             34,909,262
    Accumulated deficit                                     (18,261,156)           (16,163,428)
    Distributions                                           (12,367,646)           (12,367,646)
                                                           ------------           ------------

                                                              4,280,460              6,378,188
                                                           ------------           ------------

           Total liabilities and partners'
             capital (deficit)                             $ 51,490,801           $ 54,545,774
                                                           ============           ============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      JONES CABLE INCOME FUND 1-C, LTD.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended           For the Nine Months Ended
                                                            September 30,                        September 30,
                                                    -----------------------------        ----------------------------
                                                       1995              1994               1995              1994
                                                    ----------        -----------        -----------      -----------
REVENUES                                            $5,823,421        $ 5,330,688        $17,027,038      $15,822,865

COSTS AND EXPENSES:
    Operating expenses                               3,080,335          3,007,731          9,340,225        8,940,861
    Management fees and allocated
        overhead from
        General Partner                                691,096            646,464          2,058,394        1,993,259
    Depreciation and amortization                    2,306,633          2,144,074          6,749,845        6,462,837
                                                    ----------        -----------        -----------      -----------

OPERATING LOSS                                        (254,643)          (467,581)        (1,121,426)      (1,574,092)
                                                    ----------        -----------        -----------      -----------

OTHER INCOME (EXPENSE):
    Interest expense                                  (783,925)          (757,247)        (2,559,041)      (1,967,464)
    Other, net                                         140,522             92,874            162,424           63,448
                                                    ----------        -----------        -----------      -----------

                 Total other income
                     (expense)                        (643,403)          (664,373)        (2,396,617)      (1,904,016)
                                                    ----------        -----------        -----------      -----------

CONSOLIDATED LOSS                                     (898,046)        (1,131,954)        (3,518,043)      (3,478,108)

MINORITY INTEREST IN
    CONSOLIDATED LOSS                                  357,153            450,178          1,399,126        1,383,243
                                                    ----------        -----------        -----------      -----------

NET LOSS                                            $ (540,893)       $  (681,776)       $(2,118,917)     $(2,094,865)
                                                    ==========        ===========        ===========      ===========

ALLOCATION OF NET LOSS
    General Partner                                 $   (5,409)       $    (6,818)       $   (21,189)     $   (20,949)
                                                    ==========        ===========        ===========      ===========

    Limited Partners                                $ (535,484)       $  (674,958)       $(2,097,728)     $(2,073,916)
                                                    ==========        ===========        ===========      ===========

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                                $    (6.29)       $     (7.93)       $    (24.66)     $    (24.38)
                                                    ==========        ===========        ===========      ===========

WEIGHTED AVERAGE NUMBER
    OF LIMITED PARTNERSHIP
    UNITS OUTSTANDING                                   85,059             85,059             85,059           85,059
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

                      JONES CABLE INCOME FUND 1-C, LTD.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                           ---------------------------------
                                                                               1995                 1994
                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $ (2,118,917)        $ (2,094,865)
      Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:
         Depreciation and amortization                                        6,749,845            6,462,837
         Minority interest in net loss                                       (1,399,126)          (1,383,243)
         Decrease in accrued distribution to Venture Partner                          -             (429,500)
         Amortization of interest rate protection contract                       36,375               36,376
         Decrease in trade receivables                                           11,891               25,901
         Increase in deposits, prepaid
             expenses and deferred charges                                     (143,986)            (310,240)
         Decrease in accounts payable, accrued
             liabilities and subscriber prepayments                            (241,791)            (255,321)
         Decrease in advances from General Partner                              (27,768)          (4,068,472)
                                                                           ------------         ------------

                 Net cash provided by (used in) operating activities          2,866,523           (2,016,527)
                                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment, net                                (3,266,236)          (3,260,456)
                                                                           ------------         ------------

                 Net cash used in investing activities                       (3,266,236)          (3,260,456)
                                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                  865,051            6,185,656
      Repayment of debt                                                        (132,422)            (125,513)
      Decrease in accrued distributions to limited partners                           -             (650,500)
                                                                           ------------         ------------

                 Net cash provided by financing activities                      732,629            5,409,643
                                                                           ------------         ------------

Increase in cash                                                                332,916              132,660

Cash, beginning of period                                                       309,848              118,807
                                                                           ------------         ------------

Cash, end of period                                                        $    642,764         $    251,467
                                                                           ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Interest paid                                                     $  2,700,010         $  1,811,666
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 were $291,171 and $851,352, respectively, compared to $266,534 and $791,143, respectively, for the similar 1994 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and nine month periods ended September 30, 1995 were $399,925 and $1,207,042, respectively, compared to $379,930 and $1,202,116, respectively, for the similar 1994 periods.

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

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling $2,866,523, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, capital improvements within the Venture's systems totaled approximately $3,266,000. Approximately 22 percent of these expenditures were for service drops to homes, approximately 16 percent were for pay security and approximately 10 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $1,819,000. System upgrades and rebuilds are expected to account for approximately 37 percent of the expenditures, and service drops to homes are expected to account for approximately 23 percent of the anticipated expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

         At September 30, 1995, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.38 percent and 6.45 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on September 30, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first, second and third quarters of 1995. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture's partners in the near term.

         The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Venture has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Venture.


                             RESULTS OF OPERATIONS

         Revenues of the Venture increased $492,733, or approximately 9 percent, to $5,823,421 from $5,330,688 for the three months ended September 30, 1995 compared to 1994. For the nine month periods ended September 30, 1995 and 1994, revenues increased $1,204,173, or approximately 8 percent, to $17,027,038 at September 30, 1995 from $15,822,865 at September 30, 1994. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Venture's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 31 percent and 45 percent of the increase in revenues for the three and nine months ended September 30, 1995 and the basic service rate adjustments accounted for approximately 38 percent and 31 percent of the increase in revenues for the similar periods. Since September 30, 1994, the Venture has added 2,065 basic subscribers representing an increase of approximately 3 percent. Basic subscribers increased to 64,130 at September 30, 1995 from 62,065 at September 30, 1994. Increases in pay per view revenue accounted for approximately 11 percent and 5 percent, respectively, of the three and nine month increases in revenues. No other single factor significantly affected the three and nine month increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $72,604, or approximately 2 percent, to $3,080,335 from $3,007,731 for the three months ended September 30, 1995 compared to 1994. For the nine months ended September 30, 1995 and 1994, operating expenses increased $399,364, or approximately 4 percent, to $9,340,225 at September 30, 1995 from $8,940,861 at September 30, 1994.
Operating expenses represented 53 percent and 55 percent, respectively, of revenue for the three and nine month periods ended September 30, 1995 compared to 56 percent for both the three and nine month periods ended September 30, 1994. For the three month periods ended September 30, 1995, increased programming costs primarily accounted for the increases in operating expenses, which were partially offset by decreases in personnel and plant related expenses. For the nine month period ended September 30, 1995, increased programming costs primarily accounted for the increases in operating expenses, which were partially offset by decreases in personnel, office and advertising expenses. No other individual factors were significant to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner increased $44,632, or approximately 7 percent, to $691,096 from $646,464 for the three months ended September 30, 1995 compared to 1994. For the nine months ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $65,135, or approximately 3 percent, to $2,058,394 at September 30, 1995 from $1,993,259 at September 30, 1994. These increases are due to the increases in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense increased $162,559, or approximately 8 percent, to $2,306,633 for the three months ended September 30, 1995 from $2,144,074, compared to 1994. For the nine months ended September 30, 1995 and 1994, depreciation and amortization expense increased $287,008, or approximately 4 percent, to $6,749,845 at September 30, 1995 from $6,462,837 at September 30, 1994. These increases were due to the increase in the Venture's depreciable asset base.

         Operating loss decreased $212,938, or approximately 46 percent, to $254,643 from $467,581 for the three months ended September 30, 1995 compared to 1994. Operating loss decreased $452,666, or approximately 29 percent, to $1,121,426, from $1,574,092 for the nine months ended September 30, 1995 compared to 1994. These decreases were a result of the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $375,497, or approximately 22 percent, to $2,051,990 for the three months ended September 30, 1995 from $1,676,493 for the three months ended September 30, 1994. For the nine month periods, operating income before depreciation and amortization increased $739,674, or approximately 15 percent, to $5,628,419 in 1995 from $4,888,745 in
1994. These increases were due to the increase in revenues exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $26,678, or approximately 4 percent, to $783,925 from $757,247 for the three months ended September 30, 1995 as compared to 1994. For the nine months ended September 30, 1995 and 1994, interest expense increased $591,577, or approximately 30 percent, to $2,559,041 in 1995 from $1,967,464 in 1994. A higher balance on outstanding obligations and higher effective interest rates were responsible for the increase in interest expense.

         Net loss decreased $140,883, or approximately 21 percent for the three month periods ended September 30, 1995 and 1994, to $540,893 in 1995 from $681,776 in 1994. This decrease was due to the factors discussed above. For the nine month periods ended September 30, 1995 and 1994, net loss increased $24,052, or approximately 1 percent, to $2,118,917 in 1995 from $2,094,865 in
1994. This increase was due to the factors discussed above and the losses are expected to continue in the future.

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

                                        JONES CABLE INCOME FUND 1-C, LTD.
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By: /S/ Kevin P. Coyle
                                            -----------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated:  November 14, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27                  Financial Data Schedule
