Form 10-Q
period 1996-03-31
JONES CABLE INCOME FUND 1-C LTD
filed 1996-05-15
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________

                       Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010419
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes    X                                                             No  _______
     -----

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                           March 31,    December 31,
        ASSETS                                               1996           1995
        ------                                           -------------  -------------

CASH                                                     $    633,311   $    880,728

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $70,286 and $65,022
  at March 31, 1996 and December 31, 1995,
  respectively                                                406,733        524,740

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                   63,019,086     62,220,451
  Less - accumulated depreciation                         (30,174,207)   (29,056,927)
                                                         ------------   ------------
                                                           32,844,879     33,163,524
  Franchise costs and other intangible assets, net of
    accumulated amortization of $36,533,877 at
    March 31, 1996 and $35,608,812 at
    December 31, 1995, respectively                        14,964,393     15,889,458
                                                         ------------   ------------
      Total investment in cable television properties      47,809,272     49,052,982

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES               419,454        385,587
                                                         ------------   ------------
      Total assets                                       $ 49,268,770   $ 50,844,037
                                                         ============   ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                   March 31,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)          1996           1995
- -------------------------------------------      ------------   ------------

LIABILITIES:
  Debt                                           $ 43,060,211   $ 43,104,090
  Accounts payable -- General Partner                     --         109,893
  Trade accounts payable and accrued liabilities    1,139,806      1,564,715
  Subscriber prepayments                              287,326        265,446
                                                 ------------   ------------

          Total liabilities                        44,487,343     45,044,144
                                                 ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                  1,943,015      2,348,059
                                                 ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner--
    Contributed capital                                 1,000          1,000
    Accumulated deficit                              (213,631)      (207,497)
    Distributions                                    (113,443)      (113,443)
                                                 ------------   ------------

                                                     (326,074)      (319,940)
                                                 ------------   ------------

  Limited Partners--
    Net contributed capital (85,059 units
      outstanding at March 31, 1996 and
      December 31, 1995)                           34,909,262     34,909,262
    Accumulated deficit                           (19,377,130)   (18,769,842)
    Distributions                                 (12,367,646)   (12,367,646)
                                                 ------------   ------------

                                                    3,164,486      3,771,774
                                                 ------------   ------------

          Total liabilities and partners'
            capital (deficit)                    $ 49,268,770   $ 50,844,037
                                                 ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                    1996          1995
                                                 -----------   -----------
REVENUES                                         $ 5,957,396   $ 5,442,911

COSTS AND EXPENSES:
  Operating                                        3,376,126     3,282,012
  Management fees and allocated overhead from
    General Partner                                  702,973       696,965
  Depreciation and amortization                    2,103,678     2,221,797
                                                 -----------   -----------

OPERATING LOSS                                      (225,381)     (757,863)
                                                 -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (797,403)     (868,493)
  Other, net                                           4,318        (5,108)
                                                 -----------   -----------

          Total other income (expense)              (793,085)     (873,601)
                                                 -----------   -----------

CONSOLIDATED LOSS                                 (1,018,466)   (1,631,464)

MINORITY INTEREST IN CONSOLIDATED LOSS               405,044       648,833
                                                 -----------   -----------

NET LOSS                                         $  (613,422)  $  (982,631)
                                                 ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                                $    (6,134)  $    (9,826)
                                                 ===========   ===========

  Limited Partners                               $  (607,288)  $  (972,805)
                                                 ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT            $     (7.14)  $    (11.44)
                                                 ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                       85,059        85,059
                                                 ===========   ===========

    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                     1996         1995
                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (613,422)  $ (982,631)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                            2,103,678    2,221,797
          Minority interest in consolidated loss                    (405,044)    (648,833)
          Amortization of interest rate protection contract                -       12,125
          Decrease in trade receivables                              118,007       97,567
          Decrease (increase) in deposits and prepaid expenses
            and deferred charges                                     (95,200)      58,865
          Decrease in accounts payable, accrued
            liabilities and subscriber prepayments                  (403,029)    (150,488)
          Increase (decrease) in advances from General Partner      (109,893)     (35,976)
                                                                  ----------   ----------

          Net cash provided by operating activities                  595,097      572,426
                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                        (798,635)    (684,942)
                                                                  ----------   ----------

          Net cash used in investing activities                     (798,635)    (684,942)
                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                        360,211      498,405
     Repayment of debt                                              (404,090)     (41,221)
                                                                  ----------   ----------

          Net cash provided by (used in) financing activities        (43,879)     457,184
                                                                  ----------   ----------

Increase (decrease) in cash                                         (247,417)     344,668

Cash, beginning of period                                            880,728      309,848
                                                                  ----------   ----------

Cash, end of period                                               $  633,311   $  654,516
                                                                  ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                $  818,443   $  901,544
                                                                  ==========   ==========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Brighton, Broomfield and Boulder County, Colorado; Myrtle Creek, Oregon; Lake County, California; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan cable television systems reduced by the 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 were $297,870 and $272,145, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three month periods ended March 31, 1996 and 1995 were $405,103 and $424,820, respectively.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------

     The Partnership owns a 60 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture systems reduced by the 40 percent minority interest in the Venture.

     For the three months ended March 31, 1996, the Venture generated net cash from operating activities totaling $595,097, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, capital improvements within the Venture's systems totaled approximately $799,000. Approximately 53 percent of these expenditures were for plant construction in the Venture's Systems and approximately 15 percent were for service drops to homes. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $3,700,000. Service drops to homes are expected to account for approximately 46 percent of the anticipated expenditures and new plant construction is expected to account for approximately 17 percent of the expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

     At March 31, 1996, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime Rate plus 1/2 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 7.06 percent and 7.93 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on March 31, 1996. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first quarter of 1996. Due to the borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

     The General Partner believes that the Partnership and the Venture have sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions to the Venture partners.

REGULATION AND LEGISLATION
- --------------------------

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Venture increased $514,485, or approximately 9 percent, to $5,957,396 for the three months ended March 31, 1996 from $5,442,911 for the comparable 1995 period. Basic service rate adjustments accounted for approximately 46 percent of the increase in revenues. An increase in subscribers accounted for approximately 28 percent of the increase in revenues. The number of basic subscribers totaled 64,759 at March 31, 1996 compared to 62,663 at March 31, 1995, an increase of 2,096, or approximately 3 percent. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $94,114, or approximately 3 percent, to $3,376,126 for the quarter ended March 31, 1996 from $3,282,012 for the comparable 1995 period. Operating expenses represented 57 percent of revenue for the first quarter of 1996 compared to 60 percent for the similar period in 1995. Increases in programming costs and advertising expenses, which were partially offset by a decrease in personnel costs, were primarily responsible for the increase in operating expenses. No other individual factors were significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $6,008, or approximately 1 percent, to $702,973 for the quarter ended March 31, 1996 from $696,965 for the comparable 1995 period due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $118,119, or approximately 5 percent, to $2,103,678 for the three months ended March 31, 1996 from $2,221,797 for the comparable 1995 period. This decrease was due to the decrease in the Venture's depreciable asset base.

     Operating loss decreased $532,482, or approximately 70 percent, to $225,381 for the quarter ended March 31, 1996 from $757,863 for the comparable 1995 period as a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $414,363, or approximately 28 percent, to $1,878,297 for the three months ended March 31, 1996 from $1,463,934 for the comparable 1995 period. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $71,090, or approximately 8 percent, to $797,403 for the quarter ended March 31, 1996 from $868,493 for the comparable 1995 period. This decrease was due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $369,209, or approximately 37 percent, to $613,422 for the quarter ended March 31, 1996 from $982,631 for the comparable 1995 period. This decrease was due to the factors discussed above.

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

                                       JONES CABLE INCOME FUND 1-C, LTD.
                                       BY: JONES INTERCABLE, INC.
                                           General Partner


                                       By: /S/ Kevin P. Coyle
                                          ---------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)

Dated: May 13, 1996