Form 10-Q
period 1996-06-30
JONES CABLE INCOME FUND 1-C LTD
filed 1996-08-14
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to
                              --------  --------

                       Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
          ----------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             84-1010419
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                   -----------------------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                           June 30,     December 31,
        ASSETS                                               1996           1995
        ------                                           -------------  -------------

CASH                                                       $  269,524     $  880,728

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $65,129 and $65,022
  at June 30, 1996 and December 31, 1995,
  respectively                                                546,585        524,740

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                   64,134,591     62,220,451
  Less- accumulated depreciation                          (31,214,050)   (29,056,927)
                                                         ------------   ------------

                                                           32,920,541     33,163,524

  Franchise costs and other intangible assets, net of
    accumulated amortization of $37,434,417 at
    June 30, 1996 and $35,608,812 at
    December 31, 1995, respectively                        14,063,853     15,889,458
                                                         ------------   ------------

              Total investment in cable television
                   properties                              46,984,394     49,052,982

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES               272,451        385,587
                                                         ------------   ------------

                     Total assets                        $ 48,072,954   $ 50,844,037
                                                         ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                 June 30,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1996           1995
     -------------------------------------------               -------------  -------------

LIABILITIES:
  Debt                                                         $ 43,043,057   $ 43,104,090
  Accounts payable - General Partner                                      -        109,893
  Trade accounts payable and accrued liabilities                    728,387      1,564,715
  Subscriber prepayments                                            279,569        265,446
                                                               ------------   ------------
          Total liabilities                                      44,051,013     45,044,144
                                                               ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                1,640,967      2,348,059
                                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                            (218,206)      (207,497)
    Distributions                                                  (113,443)      (113,443)
                                                               ------------   ------------
                                                                   (330,649)      (319,940)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units
      outstanding at June 30, 1996 and
      December 31, 1995)                                         34,909,262     34,909,262
    Accumulated deficit                                         (19,829,993)   (18,769,842)
    Distributions                                               (12,367,646)   (12,367,646)
                                                               ------------   ------------
                                                                  2,711,623      3,771,774
                                                               ------------   ------------
          Total liabilities and partners' capital (deficit)    $ 48,072,954   $ 50,844,037
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                             For the Three Months Ended    For the Six Months Ended
                                                     June 30,                     June 30,
                                            ----------------------------  ---------------------------
                                                 1996           1995          1996          1995
                                              ----------    -----------   -----------   -----------
REVENUES                                      $6,160,349    $ 5,760,706   $12,117,745   $11,203,617

COSTS AND EXPENSES:
  Operating expenses                           3,380,680      3,158,188     6,756,806     6,259,890
  Management fees and allocated overhead
    from General Partner                         710,038        670,333     1,413,011     1,367,298
  Depreciation and amortization                2,079,519      2,221,415     4,183,197     4,443,212
                                              ----------    -----------   -----------   -----------
 OPERATING LOSS                                   (9,888)      (289,230)     (235,269)     (866,783)
                                              ----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (762,094)      (906,623)   (1,559,497)   (1,775,116)
  Other, net                                      12,496         27,010        16,814        21,902
                                              ----------    -----------   -----------   -----------
           Total other income (expense)         (749,598)      (879,613)   (1,542,683)   (1,753,214)
                                              ----------    -----------   -----------   -----------

CONSOLIDATED LOSS                               (759,486)    (1,168,843)   (1,777,952)   (2,619,997)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                              302,048        464,850       707,092     1,041,973
                                              ----------    -----------   -----------   -----------

NET LOSS                                      $ (457,438)   $  (703,993)  $(1,070,860)  $(1,578,024)
                                              ==========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                             $   (4,575)   $    (7,040)  $   (10,709)  $   (15,780)
                                              ==========    ===========   ===========   ===========

  Limited Partners                            $ (452,863)   $  (696,953)  $(1,060,151)  $(1,562,244)
                                              ==========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                $(5.32)   $     (8.19)  $    (12.46)  $    (18.37)
                                              ==========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               85,059         85,059        85,059        85,059
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     1996          1995
                                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(1,070,860)  $(1,578,024)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                4,183,197     4,443,212
      Minority interest in net loss                                 (707,092)   (1,041,973)
      Amortization of interest rate protection contract                    -        24,250
      Decrease (increase) in trade receivables                       (21,845)       74,286
      Decrease (increase) in deposits, prepaid expenses
         and deferred charges                                        (87,333)       69,517
      Decrease in accounts payable, accrued liabilities
         and subscriber prepayments                                 (822,205)     (131,264)
      Increase (decrease) in advances from General Partner          (109,893)       23,919
                                                                 -----------   -----------

          Net cash provided by operating activities                1,363,969     1,883,923
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (1,914,140)   (2,198,228)
                                                                 -----------   -----------

          Net cash used in investing activities                   (1,914,140)   (2,198,228)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            26,202       766,530
  Repayment of debt                                                  (87,235)      (84,380)
                                                                 -----------   -----------

          Net cash provided by (used in) financing activities        (61,033)      682,150
                                                                 -----------   -----------

Increase (decrease) in cash                                         (611,204)      367,845

Cash, beginning of period                                            880,728       309,848
                                                                 -----------   -----------

Cash, end of period                                              $   269,524   $   677,693
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 1,577,793   $ 1,867,471
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996.

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

(2) Jones Intercable Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1996 were $308,017 and $605,887, respectively, compared to $288,036 and $560,181, respectively, for the similar 1995 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and six month periods ended June 30, 1996 were $402,021 and $807,124, respectively, compared to $382,297 and $807,117, respectively, for the similar 1995 periods.

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

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. No specific date or terms have yet been set for the sale of the Venture's systems.

     For the six months ended June 30, 1996, the Venture generated net cash from operating activities totaling $1,363,969, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, capital improvements within the Venture's systems totaled approximately $1,914,000. Approximately 42 percent of these expenditures were for service drops to homes and approximately 20 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $2,588,000. Service drops to homes are expected to account for approximately 51 percent of the anticipated expenditures and system upgrades and rebuilds are expected to account for approximately 14 percent of the expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

     At June 30, 1996, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime Rate plus 1/2 percent, or London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 7.00 percent and 7.81 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on June 30, 1996. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first and second quarters of 1996. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture's partners in the near term.

     The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions to the Venture partners.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Venture increased $399,643, or approximately 7 percent, to $6,160,349 for the three months ended June 30, 1996 from $5,760,706 for the comparable 1995 period. Revenues increased $914,128, or approximately 8 percent, to $12,117,745 for the six months ended June 30, 1996 from $11,203,617 for the comparable 1995 period. Basic service rate increases accounted for approximately 38 percent and 43 percent of the increase in revenues for the three and six months ended June 30, 1996 and an increase in the number of basic subscribers accounted for approximately 32 percent and 30 percent of the increase in revenues for the similar periods. The number of basic subscribers totaled 65,602 at June 30, 1996 compared to 63,804 at June 30, 1995, an increase of approximately 3 percent. Increases in advertising activity accounted for approximately 11 percent and 8 percent, respectively, of the increases in revenue for the three and six month periods ended June 30, 1996. No other single factor significantly affected the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $222,492, or approximately 7 percent, to $3,380,680 for the three months ended June 30, 1996 from $3,158,188 for the comparable 1995 period. Operating expenses increased $496,916, or approximately 8 percent, to $6,756,806 for the six months ended June 30, 1996 from $6,259,890 for the comparable 1995 period. Operating expenses represented 55 percent and 56 percent, respectively, of revenues for the three and six month periods ended June 30, 1996 compared to 52 percent and 56 percent, respectively, for the similar periods in 1995. Increases in personnel related costs and programming costs primarily accounted for the increases in operating expenses for the three and six month periods. No other individual factors were significant to the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $39,705, or approximately 6 percent, to $710,038 from $670,333 for the three months ended June 30, 1996 compared to 1995. Management fees and allocated overhead from the General Partner increased $45,713, or approximately 3 percent, to $1,413,011 for the six months ended June 30, 1996 from $1,367,298 for the comparable period. These increases were due to the increases in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $141,896, or approximately 6 percent, to $2,079,519 for the three months ended June 30, 1996 from $2,221,415 for the comparable 1995 period. Depreciation and amortization expense decreased $260,015, or approximately 6 percent, to $4,183,197 for the six months ended June 30, 1996 from $4,443,212 for the comparable 1995 period. These decreases were due to the decrease in the Venture's depreciable asset base.

     Operating loss decreased $279,342 to $9,888 for the three months ended June 30, 1996 compared to $289,230 for the comparable 1995 period. Operating loss decreased $631,514, or approximately 73 percent, to $235,269 for the six months ended June 30, 1996 compared to $866,783 for the comparable 1995 period. These decreases were due to the increases in revenues and the decreases in depreciation and amortization exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $137,446, or approximately 7 percent, to $2,069,631 for the three months ended June 30, 1996 from $1,932,185 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996, operating income before depreciation and amortization increased $371,499, or approximately 10 percent, to $3,947,928 in 1996 from $3,576,429 in
1995.

These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $144,529, or approximately 16 percent, to $762,094 for the three months ended June 30, 1996 compared to $906,623 for the comparable 1995 period. Interest expense decreased $215,619, or approximately 12 percent, to $1,559,497 for the six months ended June 30, 1996 from $1,775,116 for the comparable 1995 period. These decreases were due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $246,555, or approximately 35 percent for the three month periods ended June 30, 1996 and 1995, to $457,438 in 1996 from $703,993 in 1995. For the six month periods ended June 30, 1996 and 1995, net loss decreased $507,164, or approximately 32 percent, to $1,070,860 in 1996 from $1,578,024 in 1995. These decreases were due to the factors discussed above.

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

                                       JONES CABLE INCOME FUND 1-C, LTD.
                                       BY: JONES INTERCABLE, INC.
                                           General Partner


                                       By: /s/ Kevin P. Coyle
                                           _____________________________
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated:  August 14, 1996