Form 10-Q
period 1996-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 1996-11-14
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996
                                           ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to __________

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

                                (303) 792-3111
                        ------------------------------
                         Registrant's telephone number

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                           September 30,        December 31,
              ASSETS                                                           1996                1995
              ------                                                       -------------       -------------
CASH                                                                       $    321,486          $    880,728

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $71,503 and $65,022
  at September 30, 1996 and December 31, 1995,
  respectively                                                                  510,767               524,740

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     65,589,937            62,220,451
  Less- accumulated depreciation                                            (32,347,635)          (29,056,927)
                                                                           ------------          ------------

                                                                             33,242,302            33,163,524

  Franchise costs and other intangible assets, net of
    accumulated amortization of $38,090,992 and $35,608,812
    at September 30, 1996 and December 31, 1995, respectively                13,407,278            15,889,458
                                                                           ------------          ------------

     Total investment in cable television
         properties                                                          46,649,580            49,052,982

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 382,060               385,587
                                                                           ------------          ------------

         Total assets                                                      $ 47,863,893          $ 50,844,037
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                       September 30,            December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1996                     1995
      -------------------------------------------                      -------------            -------------
LIABILITIES:
  Debt                                                                 $ 43,060,394               $ 43,104,090
  Accounts payable - General Partner                                              -                    109,893
  Trade accounts payable and accrued liabilities                          1,020,853                  1,564,715
  Subscriber prepayments                                                    254,750                    265,446
                                                                       ------------               ------------

     Total liabilities                                                   44,335,997                 45,044,144
                                                                       ------------               ------------

MINORITY INTEREST IN JOINT VENTURE                                        1,444,486                  2,348,059
                                                                       ------------               ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                      1,000
    Accumulated deficit                                                    (221,181)                  (207,497)
    Distributions                                                          (113,443)                  (113,443)
                                                                       ------------               ------------

                                                                           (333,624)                  (319,940)
                                                                       ------------               ------------

  Limited Partners-
    Net contributed capital (85,059 units
      outstanding at September 30, 1996 and
      December 31, 1995)                                                 34,909,262                 34,909,262
    Accumulated deficit                                                 (20,124,582)               (18,769,842)
    Distributions                                                       (12,367,646)               (12,367,646)
                                                                       ------------               ------------

                                                                          2,417,034                  3,771,774
                                                                       ------------               ------------

     Total liabilities and partners' capital (deficit)                 $ 47,863,893               $ 50,844,037
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                     For the Three Months Ended             For the Nine Months Ended
                                                           September 30,                          September 30,
                                                    ----------------------------           ---------------------------
                                                         1996           1995                   1996          1995
                                                      ----------     ----------             -----------   ------------
  REVENUES                                            $6,200,872     $5,823,421             $18,318,617   $17,027,038

  COSTS AND EXPENSES:
    Operating expenses                                 3,409,393      3,080,335              10,166,199     9,340,225
    Management fees and allocated overhead
      from General Partner                               671,382        691,096               2,084,393     2,058,394
    Depreciation and amortization                      1,830,250      2,306,633               6,013,447     6,749,845
                                                      ----------     ----------             -----------   -----------

  OPERATING INCOME (LOSS)                                289,847       (254,643)                 54,578    (1,121,426)
                                                      ----------     ----------             -----------   -----------

  OTHER INCOME (EXPENSE):
    Interest expense                                    (771,773)      (783,925)             (2,331,270)   (2,559,041)
    Other, net                                           (12,119)       140,522                   4,695       162,424
                                                      ----------     ----------             -----------   -----------

       Total other income (expense)                     (783,892)      (643,403)             (2,326,575)   (2,396,617)
                                                      ----------     ----------             -----------   -----------

  CONSOLIDATED LOSS                                     (494,045)      (898,046)             (2,271,997)   (3,518,043)

  MINORITY INTEREST IN
    CONSOLIDATED LOSS                                    196,481        357,153                 903,573     1,399,126
                                                      ----------     ----------             -----------   -----------

  NET LOSS                                            $ (297,564)    $ (540,893)            $(1,368,424)  $(2,118,917)
                                                      ==========     ==========             ===========   ===========

  ALLOCATION OF NET LOSS:
    General Partner                                   $   (2,975)    $   (5,409)            $   (13,684)  $   (21,189)
                                                      ==========     ==========             ===========   ===========

    Limited Partners                                  $ (294,589)    $ (535,484)            $(1,354,740)  $(2,097,728)
                                                      ==========     ==========             ===========   ===========

  NET LOSS PER LIMITED
    PARTNERSHIP UNIT                                      $(3.46)        $(6.29)                $(15.93)      $(24.66)
                                                      ==========     ==========             ===========   ===========

  WEIGHTED AVERAGE NUMBER
    OF LIMITED PARTNERSHIP
    UNITS OUTSTANDING                                     85,059         85,059                  85,059        85,059
                                                      ==========     ==========             ===========   ===========

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                               For the Nine Months Ended
                                                                     September 30,
                                                              -----------------------------
                                                                  1996              1995
                                                              -------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(1,368,424)       $(2,118,917)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                            6,013,447          6,749,845
        Minority interest in net loss                             (903,573)        (1,399,126)
        Amortization of interest rate protection contract                -             36,375
        Decrease in trade receivables                               13,973             11,891
        Increase in deposits, prepaid expenses and
           deferred charges                                       (237,032)          (143,986)
        Decrease in accounts payable, accrued liabilities
           and subscriber prepayments                             (554,558)          (241,791)
        Decrease in advances from General Partner                 (109,893)           (27,768)
                                                               -----------        -----------

       Net cash provided by operating activities                 2,853,940          2,866,523
                                                               -----------        -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          (3,369,486)        (3,266,236)
                                                               -----------        -----------

       Net cash used in investing activities                    (3,369,486)        (3,266,236)
                                                               -----------        -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                       233,980            865,051
    Repayment of debt                                             (277,676)          (132,422)
                                                               -----------        -----------

       Net cash provided by (used in) financing activities         (43,696)           732,629
                                                               -----------        -----------

  Increase (decrease) in cash                                     (559,242)           332,916

  Cash, beginning of period                                        880,728            309,848
                                                               -----------        -----------

  Cash, end of period                                          $   321,486        $   642,764
                                                               ===========        ===========

  SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                              $ 2,343,576        $ 2,700,010
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995.

       The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Brighton, Broomfield and Boulder County, Colorado (collectively, the "Colorado Systems"); the Myrtle Creek, Oregon system; the Lake County, California system; the South Sioux City, Nebraska system; and the Three Rivers and Watervliet, Michigan systems reduced by the 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1996 were $310,044 and $915,931, respectively, compared to $291,171 and $851,352, respectively, for the comparable periods in 1995.

       The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and nine month periods ended September 30, 1996 were $361,338 and $1,168,462, respectively, compared to $399,925 and $1,207,042, respectively, for the comparable periods in 1995.

(3) On September 13, 1996, the Venture entered into an asset purchase agreement providing for the sale of the Colorado Systems by the Venture to an unaffiliated party for a sales price of $35,000,000, subject to normal closing adjustments. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. A condition to the closing of this transaction is that the sale of the Colorado Systems occur on or prior to January 27, 1997. There can be no assurance that all closing conditions will be met by that date because closing of the sale is subject to the receipt of the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction. Because the sale of the Colorado Systems does not represent the sale of all or substantially all of the assets of the Venture, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

(4) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


  FINANCIAL CONDITION
  -------------------

       It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture has entered into an agreement to sell its Colorado Systems in January 1997. No specific dates or terms have yet been set for the sale of the Venture's remaining systems. There can be no assurance as to the timing or terms of any sale.

       The Partnership owns a 60 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture systems reduced by the 40 percent minority interest in the Venture.

       On September 13, 1996, the Venture entered into an asset purchase agreement providing for the sale of the Colorado Systems by the Venture to an unaffiliated party for a sales price of $35,000,000, subject to normal closing adjustments. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. A condition to the closing of this transaction is that the sale of the Colorado Systems occur on or prior to January 27, 1997. There can be no assurance that all closing conditions will be met by that date because closing of the sale is subject to the receipt of the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction. Because the sale of the Colorado Systems does not represent the sale of all or substantially all of the assets of the Venture, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

       For the nine months ended September 30, 1996, the Venture generated net cash from operating activities totaling $2,853,940, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, capital improvements within the Venture's systems totaled approximately $3,471,000. Approximately 40 percent of these expenditures was for service drops to homes and approximately 35 percent was for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $1,122,000. Service drops to homes are expected to account for approximately 45 percent of the anticipated expenditures and system upgrades and rebuilds are expected to account for approximately 26 percent of the expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

       At September 30, 1996, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the General Partner will attempt to renegotiate the credit facility to extend the revolving credit period. Interest on outstanding principal is calculated at the Venture's option of the Prime Rate plus 1/2 percent, or London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 7.06 percent and 7.38 percent, respectively.

       One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on September 30, 1996. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first, second and third quarters of 1996. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture's partners in the near term.

       The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions to the Venture partners.

RESULTS OF OPERATIONS
---------------------

       Revenues of the Venture increased $377,451, or approximately 6 percent, to $6,200,872 for the three months ended September 30, 1996 from $5,823,421 for the comparable 1995 period. Revenues increased $1,291,579, or approximately 8 percent, to $18,318,617 for the nine months ended September 30, 1996 from $17,027,038 for the comparable 1995 period. These increases in revenues were primarily due to basic service rate increases and increases in the number of basic subscribers. Basic service rate increases accounted for approximately 62 percent and 55 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. An increase in the number of basic subscribers accounted for approximately 38 percent and 32 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased by 2,179 subscribers, or approximately 3 percent, to 66,309 subscribers at September 30, 1996 from 64,130 subscribers at September 30, 1995. No other single factor significantly affected the increases in revenues.

       Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

       Operating expenses increased $329,058, or approximately 11 percent, to $3,409,393 for the three months ended September 30, 1996 from $3,080,335 for the comparable 1995 period. Operating expenses increased $825,974, or approximately 9 percent, to $10,166,199 for the nine months ended September 30, 1996 from $9,340,225 for the comparable 1995 period. Operating expenses represented 55 percent and 56 percent, respectively, of revenues for the three and nine month periods ended September 30, 1996 compared to 53 percent and 55 percent, respectively, for the similar periods in 1995. These increases in operating expenses were primarily due to increases in programming costs. No other individual factor significantly affected the increases in operating expenses for the periods discussed.

       Management fees and allocated overhead from the General Partner decreased $19,714, or approximately 3 percent, to $671,382 for the three months ended September 30, 1996 from $691,096 for the comparable 1995 period. This decrease was due to a decrease in allocated overhead from the General Partner. Management fees and allocated overhead from the General Partner increased $25,999, or approximately 1 percent, to $2,084,393 for the nine months ended September 30, 1996 from $2,058,394 for the comparable 1995 period. This increase was due to an increase in management fees due to the increase in revenues, upon which such management fees are based.

       Depreciation and amortization expense decreased $476,383, or approximately 21 percent, to $1,830,250 for the three months ended September 30, 1996 from $2,306,633 for the comparable 1995 period. Depreciation and amortization expense decreased $736,398, or approximately 11 percent, to $6,013,447 for the nine months ended September 30, 1996 from $6,749,845 for the comparable 1995 period. These decreases were due to the decrease in the Venture's depreciable asset base.

       The Venture recognized operating income of $289,847 for the three months ended September 30, 1996 compared to an operating loss of $254,643 for the comparable period in 1995. This change was due to the increase in revenues and decreases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in operating expenses. The Venture recognized operating income of $54,578 for the nine months ended September 30, 1996 compared to an operating loss of $1,121,426 for the comparable period in 1995. This change was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

       The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $68,107, or approximately 3 percent, to $2,120,097 for the three months ended September 30, 1996 from $2,051,990 for the comparable 1995 period. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. For the nine month period ended September 30, 1996, operating income before depreciation and amortization increased $439,606, or approximately 8 percent, to $6,068,025 in 1996 from $5,628,419 for the comparable period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

       Interest expense decreased $12,152, or approximately 2 percent, to $771,773 for the three months ended September 30, 1996 compared to $783,925 for the comparable 1995 period. Interest expense decreased $227,771, or approximately 9 percent, to $2,331,270 for the nine months ended September 30, 1996 from $2,559,041 for the comparable 1995 period. These decreases were due to lower effective interest rates on interest bearing obligations.

       Net loss decreased $243,329, or approximately 45 percent for the three month period ended September 30, 1996 to $297,564 from $540,893 for the comparable 1995 period. For the nine month period ended September 30, 1996, net loss decreased $750,493, or approximately 35 percent, to $1,368,424 from $2,118,917 for the comparable 1995 period. These decreases were due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits

            27)  Financial Data Schedule

         b) Reports on Form 8-K

                 Report on Form 8-K dated September 13, 1996, reporting that
            Jones Cable Income Fund 1-B/C Venture, a Colorado general partnership (the "Venture"), entered into an asset purchase agreement providing for the sale by the Venture of the cable television systems serving subscribers in the cities of Broomfield and Brighton, Colorado, the town of Lochbuie, Colorado and Adams, Boulder and Weld Counties, Colorado (the "Systems") for a sales price of $35,000,000, subject to customary closing adjustments.

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

  Dated:  November 14, 1996