Form 10-Q
period 1997-03-31
JONES CABLE INCOME FUND 1-C LTD
filed 1997-05-13
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------  -------------

                        Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

       Colorado                                                       84-1010419
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                       March 31,    December 31,
                 ASSETS                                                   1997           1996
                 ------                                              -------------  -------------

CASH                                                                 $    272,883   $    702,640

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $81,869 and $87,075 at March 31, 1997
  and December 31, 1996, respectively                                     367,549        530,025

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               42,696,085     65,758,352
  Less- accumulated depreciation                                      (21,436,336)   (32,628,107)
                                                                     ------------   ------------

                                                                       21,259,749     33,130,245

  Franchise costs and other intangible assets, net of accumulated amortization of $32,218,343 and $38,696,513 at
    March 31, 1997 and December 31, 1996, respectively                  9,738,036     12,801,757
                                                                     ------------   ------------


               Total investment in cable television properties         30,997,785     45,932,002

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           135,911        391,576
                                                                     ------------   ------------

               Total assets                                          $ 31,774,128   $ 47,556,243
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                       March 31,     December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1997           1996
      -------------------------------------------                   ------------   ------------

LIABILITIES:
  Debt                                                              $ 24,523,737   $ 42,559,250
  General Partner advances                                                     -        284,390
  Trade accounts payable and accrued liabilities                         925,071      1,645,902
  Subscriber prepayments                                                 213,814        246,900
                                                                    ------------   ------------

               Total liabilities                                      25,662,622     44,736,442
                                                                    ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                     2,472,128      1,162,877
                                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                    1,000          1,000
    Accumulated earnings (deficit)                                       108,844       (225,446)
    Distributions                                                       (113,443)      (113,443)
                                                                    ------------   ------------

                                                                          (3,599)      (337,889)
                                                                    ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      March 31, 1997 and December 31, 1996)                           34,909,262     34,909,262
    Accumulated deficit                                               (9,863,999)   (20,546,803)
    Distributions                                                    (21,402,286)   (12,367,646)
                                                                    ------------   ------------

                                                                       3,642,977      1,994,813
                                                                    ------------   ------------

               Total liabilities and partners' capital (deficit)    $ 31,774,128   $ 47,556,243
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                For the Three Months Ended
                                                         March 31,
                                                 -------------------------

                                                     1997          1996
                                                 -----------   -----------
REVENUES                                         $ 4,845,698   $ 5,957,396

COSTS AND EXPENSES:
  Operating expenses                               2,968,963     3,376,126
  Management fees and allocated overhead from
    General Partner                                  578,239       702,973
  Depreciation and amortization                    1,502,144     2,151,504
                                                 -----------   -----------

OPERATING LOSS                                      (203,648)     (273,207)
                                                 -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (381,443)     (799,445)
  Gain on sale of cable television system         18,889,257             -
  Other, net                                         (12,461)       54,186
                                                 -----------   -----------

         Total other income (expense)             18,495,353      (745,259)
                                                 -----------   -----------

CONSOLIDATED INCOME (LOSS)                        18,291,705    (1,018,466)

MINORITY INTEREST IN CONSOLIDATED
  (INCOME) LOSS                                   (7,274,611)      405,044
                                                 -----------   -----------

NET INCOME (LOSS)                                $11,017,094   $  (613,422)
                                                 ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                $   334,290   $    (6,134)
                                                 ===========   ===========

  Limited Partners                               $10,682,804   $  (607,288)
                                                 ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $125.59        $(7.14)
                                                 ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                       85,059        85,059
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                               For the Three Months Ended
                                                                       March 31,
                                                                -------------------------

                                                                     1997         1996
                                                                ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ 11,017,094   $ (613,422)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                             1,502,144    2,151,504
         Gain on sale of cable television system                 (18,889,257)           -
         Minority interest in consolidated income (loss)           7,274,611     (405,044)
         Decrease in trade receivables                               162,476      118,007
         Decrease (increase) in deposits, prepaid expenses
           and deferred charges                                      200,875     (143,026)
         Decrease in trade accounts payable and accrued
           liabilities and subscriber prepayments                   (753,917)    (403,029)
         Decrease in General Partner advances                       (284,390)    (109,893)
                                                                ------------   ----------

         Net cash provided by operating activities                   229,636      595,097
                                                                ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                       (1,748,880)    (798,635)
    Proceeds from sale of cable television system, net
      of brokerage fee                                            34,125,000            -
                                                                ------------   ----------

         Net cash provided by (used in) investing activities      32,376,120     (798,635)
                                                                ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                      17,003,052      360,211
    Repayment of debt                                            (35,038,565)    (404,090)
    Distribution to Venture Partner                               (5,965,360)           -
    Distributions to Limited Partners                             (9,034,640)           -
                                                                ------------   ----------

         Net cash used in financing activities                   (33,035,513)     (43,879)
                                                                ------------   ----------

Decrease in cash                                                    (429,757)    (247,417)

Cash, beginning of period                                            702,640      880,728
                                                                ------------   ----------

Cash, end of period                                             $    272,883   $  633,311
                                                                ============   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                               $    620,125   $  818,443
                                                                ============   ==========

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Myrtle Creek, Oregon; Lake County, California; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan cable television systems reduced by the 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated. The Venture also owned and operated the cable television system serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") until their sale on January 24, 1997. (See Note 3.)

(2) On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 of such distribution. The Partnership, in turn, distributed the $9,034,640 (approximately $212 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the three months ended March 31, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                For the Three Months Ended March 31, 1997
                                -----------------------------------------

                                                Unaudited
                                                ProForma      Unaudited
                                As Reported    Adjustments    Pro Forma
                                ------------  -------------  -----------

     Revenues                   $ 4,845,698   $   (505,437)  $4,340,261
                                ===========   ============   ==========

     Operating Income (Loss)    $  (203,648)  $    349,056   $  145,408
                                ===========   ============   ==========

     Net Income (Loss)          $18,291,705   $(18,595,357)  $ (303,652)
                                ===========   ============   ==========


                       For the Three Months Ended March 31, 1996
                       -----------------------------------------

                                      Unaudited
                                      Pro Forma     Unaudited
                       As Reported   Adjustments    Pro Forma
                       ------------  ------------  ------------

     Revenues          $ 5,957,396   $(1,848,547)   $4,108,849
                       ===========   ===========    ==========

     Operating Loss    $  (273,207)  $    29,648    $ (243,559)
                       ===========   ===========    ==========

     Net Loss          $(1,018,466)  $   365,624    $ (652,842)
                       ===========   ===========    ==========

(3) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three month periods ended March 31, 1997 and 1996 were $242,285 and $297,870, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three month periods ended March 31, 1997 and 1996 were $335,954 and $405,103, respectively.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Fund 1-B in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 in such distribution. The Partnership, in turn, distributed the $9,034,640 (approximately $212 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     During the first three months of 1997, capital expenditures within the Venture's systems totaled approximately $1,749,000. Approximately 48 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 17 percent of these expenditures was for the construction of new cable plant. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $2,433,000. Construction of service drops to homes will account for approximately 34 percent of the anticipated expenditures and construction of new cable plant will account for approximately 19 percent of the anticipated expenditures. The remainder of the expenditures will relate to other various enhancements in all of the Venture's remaining systems. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     As discussed above, on January 24, 1997, the Venture sold its Colorado Systems and used the sales proceeds to repay a portion of its then-outstanding principal balance on its $45,000,000 credit facility. At March 31, 1997, the Venture's credit facility had $24,200,000 outstanding; however, since the Venture's credit facility was set to mature on June 30, 1997, the General Partner negotiated a new $27,500,000 reducing revolving credit facility, which will extend the revolving credit period to June 30, 2005. Interest on outstanding principal on the new reducing revolving credit facility is calculated at the Venture's option of the Base Rate plus 3/8 percent, the Euro-Rate plus 1-3/8 percent or the Certificate of Deposit Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.93 percent and 7.06 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare a quarterly cash flow distribution during the first quarter of 1997, although it did make a distribution of $15,000,000 from the proceeds of the sale of the Colorado

Systems. As a result of the sale of the Colorado Systems and the new reducing revolving credit facility, the Venture will attempt to provide some level of cash flow distributions in the future; however, no determination has been made regarding the timing or level of future distributions. Such distributions, if any, will be announced on a quarter-by-quarter basis.

          The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its new credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $1,111,698, or approximately 19 percent, to $4,845,698 for the three months ended March 31, 1997 from $5,957,396 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $231,412, or approximately 6 percent, to $4,340,261 in 1997 from $4,108,849 in 1996. Basic service rate increases accounted for approximately 73 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 15 percent of the increase in revenues. The number of basic subscribers in the remaining systems totaled 46,919 at March 31, 1997 compared to 46,603 at March 31, 1996, an increase of 316, or less than 1 percent. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $407,163, or approximately 12 percent, to $2,968,963 for the quarter ended March 31, 1997 from $3,376,126 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $65,873, or approximately 3 percent, to $2,385,518 in 1997 from $2,319,645 in 1996. The increase in operating expenses was due primarily to increases in programming fees. Operating expenses represented 55 percent of revenue for the first quarter of 1997 compared to 56 percent for the similar period in 1996. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is
included because it is an industry standard.    Operating cash flow decreased
$704,535, or approximately 27 percent, to $1,876,735 for the three months ended March 31, 1997 from $2,581,270 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $165,539, or approximately 9 percent, to $1,954,743 in 1997 from $1,789,204 in
1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $124,734, or approximately 18 percent, to $578,239 for the quarter ended March 31, 1997 from $702,973 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have increased $60,864, or approximately 13 percent, to $526,471 in 1997 from $465,607 in 1996. This increase was primarily due to the increase in revenues upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $649,360, or approximately 30 percent, to $1,502,144 for the three months ended March 31, 1997 from $2,151,504 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have decreased $284,292, or approximately 18 percent, to $1,282,864 in 1997 from $1,567,156 in 1996. This decrease was due to the maturation of the Venture's depreciable asset base.

     The Venture's operating loss decreased $69,559, or approximately 25 percent, to $203,648 for the quarter ended March 31, 1997 from $273,207 for the comparable 1996 period. Disregarding the effect of the sale of the Colorado Systems, the Venture would have reported operating income of $145,408 in 1997 compared to an operating loss of $243,559 in 1996. This change was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $418,002, or approximately 52 percent, to $381,443 for the quarter ended March 31, 1997 from $799,445 for the comparable 1996 period. This decrease was primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,889,257 in the first quarter of 1997. No similar gain was reported in the first quarter of 1996.

     The Venture reported net income of $18,291,705 for the three months ended March 31, 1997 compared to a net loss of $1,018,466 for the similar 1996 period. This change was a result of the gain on the sale of the Colorado Systems.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                 Report on Form 8-K dated January 24, 1997 reported that on
             January 24, 1997, Jones Cable Income Fund 1-B/C Venture (the "Venture") sold the cable television system serving subscribers in and around the cities of Broomfield and Brighton, the town of Lochbuie, and Adams, Boulder and Weld Counties, all in the State of Colorado (the "Systems"), to Tele-Vue Systems, Inc., an affiliate of Tele-Communications, Inc., for a sales price of $35,000,000, subject to customary closing adjustments.

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

                                       JONES CABLE INCOME FUND 1-C, LTD.
                                       BY:  JONES INTERCABLE, INC.
                                            General Partner



                                       By:  /S/ Kevin P. Coyle
                                            ------------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated:  May 13, 1997