Form 10-Q
period 1997-06-30
JONES CABLE INCOME FUND 1-C LTD
filed 1997-08-12
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                               ------------    -------------------------------

                        Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             84-1010419
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes    X                                                     No
     -----                                                      ------

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                       June 30,     December 31,
                  ASSETS                                                 1997           1996
                  ------                                             -------------  -------------

CASH                                                                 $    816,285   $    702,640

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $53,991 and $87,075 at June 30, 1997
  and December 31, 1996, respectively                                     266,395        530,025

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               43,274,416     65,758,352
  Less- accumulated depreciation                                      (22,111,950)   (32,628,107)
                                                                     ------------   ------------

                                                                       21,162,466     33,130,245

  Franchise costs and other intangible assets, net of accumulated amortization of $32,718,382 and $38,696,513 at June 30, 1997
    and December 31, 1996, respectively                                 9,237,997     12,801,757
                                                                     ------------   ------------


               Total investment in cable television properties         30,400,463     45,932,002

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           625,928        391,576
                                                                     ------------   ------------

               Total assets                                          $ 32,109,071   $ 47,556,243
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                      June 30,     December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     1997           1996
        -------------------------------------------                 -------------  -------------

LIABILITIES:
  Debt                                                              $ 24,594,081   $ 42,559,250
  General Partner advances                                                     -        284,390
  Trade accounts payable and accrued liabilities                       1,188,592      1,645,902
  Subscriber prepayments                                                 216,377        246,900
                                                                    ------------   ------------

               Total liabilities                                      25,999,050     44,736,442
                                                                    ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                     2,471,537      1,162,877
                                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                    1,000          1,000
    Accumulated earnings (deficit)                                       108,835       (225,446)
    Distributions                                                       (113,443)      (113,443)
                                                                    ------------   ------------

                                                                          (3,608)      (337,889)
                                                                    ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      June 30, 1997 and December 31, 1996)                            34,909,262     34,909,262
    Accumulated deficit                                               (9,864,884)   (20,546,803)
    Distributions                                                    (21,402,286)   (12,367,646)
                                                                    ------------   ------------

                                                                       3,642,092      1,994,813
                                                                    ------------   ------------

               Total liabilities and partners' capital (deficit)    $ 32,109,071   $ 47,556,243
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                               For the Three Months Ended    For the Six Months Ended
                                                        June 30,                     June 30,
                                               --------------------------   -------------------------

                                                   1997           1996          1997          1996
                                               -----------     ----------   -----------   -----------

REVENUES                                        $4,507,844     $6,160,349   $ 9,353,542   $12,117,745

COSTS AND EXPENSES:
  Operating expenses                             2,497,384      3,380,680     5,466,347     6,756,806
  Management fees and allocated overhead
    from General Partner                           466,837        710,038     1,045,076     1,413,011
  Depreciation and amortization                  1,217,187      2,080,134     2,719,331     4,184,446
                                                ----------     ----------   -----------   -----------

OPERATING INCOME (LOSS)                            326,436        (10,503)      122,788      (236,518)
                                                ----------     ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (328,933)      (762,094)     (710,376)   (1,559,497)
  Gain on sale of cable television system                -              -    18,889,257             -
  Other, net                                         1,012         13,111       (11,449)       18,063
                                                ----------     ----------   -----------   -----------

         Total other income (expense), net        (327,921)      (748,983)   18,167,432    (1,541,434)
                                                ----------     ----------   -----------   -----------

CONSOLIDATED INCOME (LOSS)                          (1,485)      (759,486)   18,290,220    (1,777,952)

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                           591        302,048    (7,274,020)      707,092
                                                ----------     ----------   -----------   -----------

NET INCOME (LOSS)                               $     (894)    $ (457,438)  $11,016,200   $(1,070,860)
                                                ==========     ==========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                               $       (9)    $   (4,575)  $   334,281   $   (10,709)
                                                ==========     ==========   ===========   ===========

  Limited Partners                              $     (885)    $ (452,863)  $10,681,919   $(1,060,151)
                                                ==========     ==========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $(.01)        $(5.32)      $125.58       $(12.46)
                                                ==========     ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 85,059         85,059        85,059        85,059
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     1997           1996
                                                                 -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 11,016,200   $(1,070,860)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 2,719,331     4,184,446
      Gain on sale of cable television system                     (18,889,257)            -
      Minority interest in consolidated income (loss)               7,274,020      (707,092)
      Decrease (increase) in trade receivables                        263,630       (21,845)
      Increase in deposits, prepaid expenses
         and deferred charges                                        (330,676)      (88,582)
      Decrease in trade accounts payable, accrued liabilities
         and subscriber prepayments                                  (487,833)     (822,205)
      Decrease in General Partner advances                           (284,390)     (109,893)
                                                                 ------------   -----------

         Net cash provided by operating activities                  1,281,025     1,363,969
                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (2,327,211)   (1,914,140)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                  34,125,000             -
                                                                 ------------   -----------

         Net cash provided by (used in) investing activities       31,797,789    (1,914,140)
                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         17,107,934        26,202
  Repayment of debt                                               (35,073,103)      (87,235)
  Distribution to Venture Partner                                  (5,965,360)            -
  Distributions to Limited Partners                                (9,034,640)            -
                                                                 ------------   -----------

         Net cash used in financing activities                    (32,965,169)      (61,033)
                                                                 ------------   -----------

Increase (decrease) in cash                                           113,645      (611,204)

Cash, beginning of period                                             702,640       880,728
                                                                 ------------   -----------

Cash, end of period                                              $    816,285   $   269,524
                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $  1,004,204   $ 1,577,793
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner."

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Myrtle Creek, Oregon; Lake County, California; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan cable television systems reduced by the 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated. The Venture also owned and operated the cable television systems serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") until their sale on January 24, 1997. (See Note 2.)

(2) On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed a total of $15,000,000 to the Partnership and Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 of such distribution. The Partnership, in turn, distributed the $9,034,640 (approximately $212 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

        The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the six months ended June 30, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                         For the Six Months Ended June 30, 1997
                                         --------------------------------------
                                                        Unaudited
                                                        Pro Forma     Unaudited
                                         As Reported   Adjustments    Pro Forma
                                         -----------   ------------   ---------

     Revenues                            $ 9,353,542   $   (508,159) $8,845,383
                                         ===========   ============  ==========

     Operating Income                    $   122,788   $    355,074  $  477,862
                                         ===========   ============  ==========

     Net Income                          $18,290,220   $(17,896,268) $  393,952
                                         ===========   ============  ==========


                                         For the Six Months Ended June 30, 1996
                                        ----------------------------------------
                                                       Unaudited
                                                       Pro Forma       Unaudited
                                        As Reported   Adjustments      Pro Forma
                                        -----------   -----------      ---------
Revenues                                $12,117,745   $(3,730,666)   $ 8,387,079
                                        ===========   ============   ===========

Operating Loss                          $  (236,518)  $   (33,683)   $  (270,201)
                                        ===========   ============   ===========

Net Loss                                $(1,777,952)  $   645,749    $(1,132,203)
                                        ===========   ============   ===========


(3) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and six month periods ended June 30, 1997 were $225,392 and $467,677, respectively, compared to $308,017 and $605,887, respectively, for the similar 1996 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and six month periods ended June 30, 1997 were $241,445 and $577,399, respectively, compared to $402,021 and $807,124, respectively, for the similar 1996 periods.

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

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed a total of $15,000,000 to the Partnership and Fund 1-B in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 in such distribution. The Partnership, in turn, distributed the $9,034,640 (approximately $212 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     During the first six months of 1997, capital expenditures within the Venture's systems totaled approximately $2,327,000. Approximately 47 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 20 percent of these expenditures was for the construction of new cable plant. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $1,885,000. Construction of service drops to homes will account for approximately 28 percent of the anticipated expenditures and construction of new cable plant will account for approximately 19 percent of the anticipated expenditures. The remainder of the expenditures will relate to other various enhancements in all of the Venture's remaining systems. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     As discussed above, on January 24, 1997, the Venture sold its Colorado Systems and used the sales proceeds to repay a portion of its then outstanding principal balance on its $45,000,000 credit facility. The credit facility was amended in the second quarter of 1997 to reduce the maximum amount available to $27,500,000. At June 30, 1997, the Venture's credit facility had $24,200,000 outstanding, leaving $3,300,000 available for future borrowings. On September 30, 2001, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 3/8 percent, or the Euro-Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.35 percent and 7.00 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare a quarterly cash flow distribution during the first or second quarter of 1997, although it did make a distribution of $15,000,000 from the proceeds of the sale of the

Colorado Systems during the first quarter of 1997. Such distributions, if any, will be announced on a quarter-by-quarter basis. The Venture does not anticipate resuming cash flow distributions in the near future.

     The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its new credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $1,652,505, or approximately 27 percent, to $4,507,844 for the three months ended June 30, 1997 from $6,160,349 for the comparable 1996 period. Revenues decreased $2,764,203, or approximately 23 percent, to $9,353,542 for the six months ended June 30, 1997 from $12,117,745 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $226,892, or approximately 5 percent, and $458,304, or approximately 5 percent, for the three and six month periods ended June 30, 1997 and 1996, respectively. Basic service rate increases accounted for approximately 69 percent and 71 percent of the increases in revenues for the three and six month periods ended June 30, 1997. An increase in the number of basic service subscribers accounted for approximately 13 percent and 14 percent of the increases in revenues for the three and six month periods ended June 30, 1997. The number of basic service subscribers in the remaining systems totaled 47,671 at June 30, 1997 compared to 47,209 at June 30, 1996, an increase of 462, or approximately 1 percent. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $883,296, or approximately 26 percent, to $2,497,384 for the three months ended June 30, 1997 from $3,380,680 for the comparable 1996 period. Operating expenses decreased $1,290,459, or approximately 19 percent, to $5,466,347 for the six months ended June 30, 1997 from $6,756,806 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $92,563, or approximately 4 percent, and $158,435, or approximately 3 percent, for the three and six month periods ended June 30, 1997 and 1996. These increases in operating expenses for the three and six month periods were due primarily to increases in programming fees. Operating expenses represented 54 percent of revenues for the three and six month periods ended June 30, 1997 compared to 54 percent and 55 percent, respectively, for the similar periods in 1996. No other individual factor was significant to these increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is
included because it is an industry standard.    Operating cash flow decreased
$769,209, or approximately 28 percent, to $2,010,460 for the three months ended June 30, 1997 from $2,779,669 for the comparable 1996 period. For the six month periods ended June 30, 1997, operating cash flow decreased $1,473,744, or approximately 27 percent, to $3,887,195 in 1997 from $5,360,939 in 1996. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $134,329, or approximately 7 percent, and $299,869, or approximately 8 percent, for the three and six month periods ended June 30, 1997 and 1996.
These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $243,201, or approximately 34 percent, to $466,837 for the three months ended June 30, 1997 from $710,038 for the comparable 1996 period. Management fees and allocated overhead from the General Partner decreased $367,935, or approximately 26 percent, to $1,045,076 for the six month period ended June 30, 1997 from $1,413,011 for the comparable 1996 period. These decreases were as a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have decreased $52,759, or approximately 10 percent, and increased $8,104, or approximately 1 percent, for the three and six month periods ended June 30, 1997 and 1996. These changes were primarily due to the change in revenues upon which such management fees and allocations are based, and the change in expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $862,947, or approximately 41 percent, to $1,217,187 for the three months ended June 30, 1997 from $2,080,134 for the comparable 1996 period. Depreciation and amortization expense decreased $1,465,115, or approximately 35 percent, to $2,719,331 for the six months ended June 30, 1997 from $4,184,446 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have decreased $219,199, or approximately 14 percent, and $456,298, or approximately 15 percent, for the three and six month periods ended June 30, 1997 and 1996. These decreases were due to the maturation of the Venture's depreciable asset base.

     The Venture's operating income increased $336,939 to $326,436 for the three months ended June 30, 1997 compared to an operating loss of $10,503 for the comparable 1996 period. The Venture's operating income increased $359,306 to $122,788 for the six months ended June 30, 1997 compared to an operating loss of $236,518 for the comparable 1996 period. Disregarding the effect of the sale of the Colorado Systems, the Venture would have reported operating income of $332,454 for the three months ended June 30, 1997 compared to an operating loss of $73,833 for the comparable 1996 period, and $477,862 for the six months ended June 30, 1997 compared to an operating loss of $270,201 for the comparable 1996 period. The change in operating income for the three month period ended June 30, 1997 compared to the similar 1996 period was a result of the increase in revenues and decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. The change in operating income for the six month period ended June 30, 1997 compared to the similar 1996 period was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $433,161, or approximately 57 percent, to $328,933 for the three months ended June 30, 1997 from $762,094 for the comparable 1996 period. Interest expense decreased $849,121, or approximately 54 percent, to $710,376 for the six months ended June 30, 1997 from $1,559,497 for the comparable 1996 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,889,257 in the first six months of 1997. No similar gain was reported in the first six months of 1996.

     The Venture reported a net loss of $1,485 for the three months ended June 30, 1997 compared to a net loss of $759,486 for the similar 1996 period. This change was due to the factors discussed above. The Venture reported net income of $18,290,220 for the six months ended June 30, 1997 compared to a net loss of $1,777,952 for the similar 1996 period. This change was primarily a result of the gain on the sale of the Colorado Systems and other factors as discussed above.

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

Dated:  August 12, 1997