Form 10-Q
period 1997-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 1997-11-14
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to ______________

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

                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                     September 30,   December 31,
                   ASSETS                                                 1997           1996
                   ------                                            --------------  -------------

CASH                                                                  $    351,111   $    702,640

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $59,101 and $87,075 at September 30, 1997
  and December 31, 1996, respectively                                      264,337        530,025

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                43,929,488     65,758,352
  Less- accumulated depreciation                                       (22,928,947)   (32,628,107)
                                                                      ------------   ------------

                                                                        21,000,541     33,130,245

  Franchise costs and other intangible assets, net of
    accumulated amortization of $33,183,655 and
    $38,696,513 at September 30, 1997 and
    December 31, 1996, respectively                                      8,772,724     12,801,757
                                                                      ------------   ------------


                  Total investment in cable television properties       29,773,265     45,932,002

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            907,575        391,576
                                                                      ------------   ------------

                  Total assets                                        $ 31,296,288   $ 47,556,243
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                       September 30,   December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1997           1996
   -------------------------------------------                         -------------   ------------

LIABILITIES:
  Debt                                                                  $ 23,706,752   $ 42,559,250
  General Partner advances                                                         -        284,390
  Trade accounts payable and accrued liabilities                           1,305,950      1,645,902
  Subscriber prepayments                                                     210,106        246,900
                                                                        ------------   ------------

                  Total liabilities                                       25,222,808     44,736,442
                                                                        ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                         2,457,005      1,162,877
                                                                        ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000          1,000
    Accumulated earnings (deficit)                                           108,615       (225,446)
    Distributions                                                           (113,443)      (113,443)
                                                                        ------------   ------------

                                                                              (3,828)      (337,889)
                                                                        ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      September 30, 1997 and December 31, 1996)                           34,909,262     34,909,262
    Accumulated deficit                                                   (9,886,673)   (20,546,803)
    Distributions                                                        (21,402,286)   (12,367,646)
                                                                        ------------   ------------

                                                                           3,620,303      1,994,813
                                                                        ------------   ------------

                  Total liabilities and partners' capital (deficit)     $ 31,296,288   $ 47,556,243
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                 September 30,
                                               ----------------------------  ---------------------------

                                                    1997           1996           1997          1996
                                                 ----------     ----------    -----------   -----------
REVENUES                                         $4,513,647     $6,200,872    $13,867,189   $18,318,617

COSTS AND EXPENSES:
  Operating expenses                              2,333,184      3,409,393      7,799,531    10,166,199
  Management fees and allocated overhead
    from General Partner                            476,874        671,382      1,521,950     2,084,393
  Depreciation and amortization                   1,323,160      1,844,988      4,042,491     6,029,434
                                                 ----------     ----------    -----------   -----------

OPERATING INCOME                                    380,429        275,109        503,217        38,591
                                                 ----------     ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (337,578)      (771,773)    (1,047,954)   (2,331,270)
  Gain on sale of cable television system                 -              -     18,889,257             -
  Other, net                                        (79,392)         2,619        (90,841)       20,682
                                                 ----------     ----------    -----------   -----------

          Total other income (expense), net        (416,970)      (769,154)    17,750,462    (2,310,588)
                                                 ----------     ----------    -----------   -----------

CONSOLIDATED INCOME (LOSS)                          (36,541)      (494,045)    18,253,679    (2,271,997)

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                         14,532        196,481     (7,259,488)      903,573
                                                 ----------     ----------    -----------   -----------

NET INCOME (LOSS)                                $  (22,009)    $ (297,564)   $10,994,191   $(1,368,424)
                                                 ==========     ==========    ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                $     (220)    $   (2,975)   $   334,061   $   (13,684)
                                                 ==========     ==========    ===========   ===========

  Limited Partners                               $  (21,789)    $ (294,589)   $10,660,130   $(1,354,740)
                                                 ==========     ==========    ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $(.26)        $(3.46)       $125.33       $(15.93)
                                                 ==========     ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                  85,059         85,059         85,059        85,059
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1997           1996
                                                                 -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 10,994,191   $(1,368,424)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 4,042,491     6,029,434
      Gain on sale of cable television system                     (18,889,257)            -
      Minority interest in consolidated income (loss)               7,259,488      (903,573)
      Decrease in trade receivables                                   265,688        13,973
      Increase in deposits, prepaid expenses and
         deferred charges                                            (652,017)     (253,019)
      Decrease in trade accounts payable, accrued liabilities
         and subscriber prepayments                                  (376,746)     (554,558)
      Decrease in General Partner advances                           (284,390)     (109,893)
                                                                 ------------   -----------

          Net cash provided by operating activities                 2,359,448     2,853,940
                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (2,983,479)   (3,369,486)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                  34,125,000             -
                                                                 ------------   -----------

          Net cash provided by (used in) investing activities      31,141,521    (3,369,486)
                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         17,147,989       233,980
  Repayment of debt                                               (36,000,487)     (277,676)
  Distribution to Venture Partner                                  (5,965,360)            -
  Distributions to Limited Partners                                (9,034,640)            -
                                                                 ------------   -----------

          Net cash used in financing activities                   (33,852,498)      (43,696)
                                                                 ------------   -----------

Decrease in cash                                                     (351,529)     (559,242)

Cash, beginning of period                                             702,640       880,728
                                                                 ------------   -----------

Cash, end of period                                              $    351,111   $   321,486
                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $  1,235,481   $ 2,343,576
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner."

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Myrtle Creek, Oregon; Lake County, California (the "Clearlake System"); South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan cable television systems reduced by the 40 percent minority interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). All interpartnership accounts and transactions have been eliminated. The Venture also owned and operated the cable television systems serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") until their sale on January 24, 1997.

(2) On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. The Venture distributed a total of $15,000,000 to the Partnership and Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility and the payment of a brokerage fee to The Jones Group, Ltd., a subsidiary of Intercable ("The Jones Group"), totaling $875,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 of such distribution. The Partnership, in turn, distributed the $9,034,640 (approximately $212 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the nine months ended September 30, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                           For the Nine Months Ended September 30, 1997
                           --------------------------------------------
                                           Unaudited
                                           Pro Forma     Unaudited
                           As Reported   Adjustments     Pro Forma
                           -----------   -----------    ----------

Revenues                   $13,867,189   $   (532,005)  $13,335,184
                           ===========   ============   ===========

Operating Income           $   503,217   $    314,136   $   817,353
                           ===========   ============   ===========

Net Income                 $18,253,679   $(17,620,983)  $   632,696
                           ===========   ============   ===========

                                For the Nine Months Ended September 30, 1996
                                --------------------------------------------

                                               Unaudited
                                               Pro Forma      Unaudited
                                As Reported   Adjustments    Pro Forma
                                -----------   -----------    -----------
     Revenues                   $18,318,617   $ (5,635,638)  $12,682,979
                                ===========   ============   ===========

     Operating Income (Loss)    $    38,591   $    (68,400)  $   (29,809)
                                ===========   ============   ===========

     Net Loss                   $(2,271,997)  $    947,500   $(1,324,497)
                                ===========   ============   ===========

(3) On September 17, 1997, the Venture entered into an asset purchase agreement providing for the sale of the Clearlake System by the Venture to an unaffiliated party for a sales price of $21,400,000, subject to normal closing adjustments. The closing of this transaction, which is expected to close in late 1997 or early 1998, is subject to the consents of governmental authorities and other third parties. Upon the consummation of the proposed sale of the Clearlake System, the Venture will pay a brokerage fee to The Jones Group totaling approximately $535,000, will repay a portion of the Venture's then-outstanding balance of its credit facility and then the Venture will distribute the net sale proceeds of approximately $11,000,000 to the Partnership and Fund 1-B. The Partnership will receive approximately $6,625,300 and Fund 1-B will receive approximately $4,374,700 of such distribution. The Partnership, in turn, will distribute the $6,625,300 (approximately $156 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. This distribution, together with all prior distributions, will give the Partnership's limited partners a return of approximately $701 for each $1,000 invested in the Partnership. Because the expected distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System does not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in Oregon, Nebraska and Michigan.

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1997 were $225,682 and $693,359, respectively, compared to $310,044 and $915,931, respectively, for the similar 1996 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and nine month periods ended September 30, 1997 were $251,192 and $828,591, respectively, compared to $361,338 and $1,168,462, respectively, for the similar 1996 periods.

(5) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture sold its Colorado Systems on January 24, 1997 and has entered into an asset purchase agreement to sell its Clearlake System. There can be no assurance as to the timing or terms of any sale.

     The Partnership owns a 60 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture systems reduced by the 40 percent minority interest in the Venture.

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. The Venture distributed a total of $15,000,000 to the Partnership and Fund 1-B in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility and the payment of a brokerage fee to The Jones Group totaling $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 in such distribution. The Partnership, in turn, distributed the $9,034,640 (approximately $212 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a General Partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On September 17, 1997, the Venture entered into an asset purchase agreement providing for the sale of the Clearlake System by the Venture to an unaffiliated party for a sales price of $21,400,000, subject to normal closing adjustments. The closing of this transaction, which is expected to close in late 1997 or early 1998, is subject to the consents of governmental authorities and other third parties. Upon the consummation of the proposed sale of the Clearlake System, the Venture will pay a brokerage fee to The Jones Group totaling approximately $535,000, will repay a portion of the Venture's then-outstanding balance of its credit facility and then the Venture will distribute the net sale proceeds of approximately $11,000,000 to the Partnership and Fund 1-B. The Partnership will receive approximately $6,625,300 and Fund 1-B will receive approximately $4,374,700 of such distribution. The Partnership, in turn, will distribute the $6,625,300 (approximately $156 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. This distribution, together with all prior distributions, will give the Partnership's limited partners a return of approximately $701 for each $1,000 invested in the Partnership. Because the expected distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System does not represent a sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in Oregon, Nebraska and Michigan.

     During the first nine months of 1997, capital expenditures within the Venture's systems totaled approximately $2,983,000. Approximately 41 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 24 percent of these expenditures was for the construction of new cable plant. The remaining expenditures were used to maintain the value of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $1,225,000. The purchase of converters will account for approximately 36 percent of the anticipated expenditures, construction of service drops to homes will account for approximately 28 percent of the anticipated expenditures, and construction of new cable plant will account for approximately 13 percent of the anticipated expenditures. The remainder of the expenditures is necessary to maintain the value of the Venture's remaining systems. As a result of the pending sale of the Clearlake System, remaining budgeted capital expenditures for the Clearlake System for 1997 will be only for various enhancements necessary to maintain the value of the Clearlake System until it is sold. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     At September 30, 1997, the Venture's $27,500,000 credit facility had $23,300,000 outstanding, leaving $4,200,000 available for future borrowings. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 3/8 percent, or the Euro-Rate plus 1-3/8 percent. The effective interest rate on amounts outstanding as of September 30, 1997 and 1996 was 7.06 percent.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during the first nine months of 1997, although it did make a distribution of $15,000,000 from the proceeds of the sale of the Colorado Systems during the first quarter of 1997. Such distributions, if any, will be announced on a quarter-by-quarter basis. The Venture does not anticipate resuming cash flow distributions in the near future.

     The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $1,687,225, or approximately 27 percent, to $4,513,647 for the three months ended September 30, 1997 from $6,200,872 for the comparable 1996 period. Revenues decreased $4,451,428, or approximately 24 percent, to $13,867,189 for the nine months ended September 30, 1997 from $18,318,617 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $193,900, or approximately 5 percent, and $652,205, or approximately 5 percent, for the three and nine month periods ended September 30, 1997 and 1996, respectively. Basic service rate increases accounted for approximately 83 percent and 74 percent of the increases in revenues for the three and nine month periods ended September 30, 1997. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,076,209, or approximately 32 percent, to $2,333,184 for the three months ended September 30, 1997 from $3,409,393 for the comparable 1996 period. Operating expenses decreased $2,366,668, or approximately 23 percent, to $7,799,531 for the nine months ended September 30, 1997 from $10,166,199 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $40,497, or approximately 2 percent, and $198,932, or approximately 3 percent, for the three and nine month periods ended September 30, 1997 and 1996. These increases in operating expenses for the three and nine month periods were due primarily to increases in programming fees. Operating expenses represented 52 percent and 54 percent, respectively, of revenues for the three and nine month periods ended September 30, 1997 compared to 54 percent and 55 percent, respectively, for the similar periods in 1996. No other individual factor was significant to these increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is
included because it is an industry standard.    Operating cash flow decreased
$611,016, or approximately 22 percent, to $2,180,463 for the three months ended September 30, 1997 from $2,791,479 for the comparable 1996 period. For the nine month periods ended September 30, 1997, operating cash flow decreased $2,084,760, or approximately 26 percent, to $6,067,658 in 1997 from $8,152,418 in 1996. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $153,403, or approximately 8 percent, and $453,273, or approximately 8 percent, for the three and nine month periods ended September 30, 1997 and 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $194,508, or approximately 29 percent, to $476,874 for the three months ended September 30, 1997 from $671,382 for the comparable 1996 period. Management fees and allocated overhead from the General Partner decreased $562,443, or approximately 27 percent, to $1,521,950 for the nine month period ended September 30, 1997 from $2,084,393 for the comparable 1996 period. These decreases were as a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have increased $5,149, or approximately 1 percent, and $13,253, or approximately 1 percent, for the three and nine month periods ended September 30, 1997 and 1996, respectively. These increases were primarily due to an increase in revenues upon which such management fees and allocations are based.

     Depreciation and amortization expense decreased $521,828, or approximately 28 percent, to $1,323,160 for the three months ended September 30, 1997 from $1,844,988 for the comparable 1996 period. Depreciation and amortization expense decreased $1,986,943, or approximately 33 percent, to $4,042,491 for the nine months ended September 30, 1997 from $6,029,434 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have increased $49,155, or approximately 4 percent, for the three month periods ended September 30, 1997 and 1996. This increase was due to an increase in the Venture's depreciable asset base. Depreciation and amortization expense would have decreased $407,143, or approximately 9 percent, for the nine month periods ended September 30, 1997 and 1996. This decrease was due to the maturation of the Venture's depreciable asset base.

     The Venture's operating income increased $105,320, or approximately 38 percent, to $380,429 for the three months ended September 30, 1997 compared to $275,109 for the comparable 1996 period. The Venture's operating income increased $464,626 to $503,217 for the nine months ended September 30, 1997 compared to $38,591 for the comparable 1996 period. Disregarding the effect of the sale of the Colorado Systems, the Venture's operating income would have increased $99,099, or approximately 41 percent, from $339,491 for the three months ended September 30, 1997 compared to $240,392 for the comparable 1996 period. This increase was a result of the increase in operating cash flow exceeding the increase in depreciation and amortization expense. The Venture would have reported operating income of $817,353 for the nine months ended September 30, 1997 compared to an operating loss of $29,809 for the comparable 1996 period. This change was a result of an increase in operating cash flow and a decrease in depreciation and amortization expense.

     Interest expense decreased $434,195, or approximately 56 percent, to $337,578 for the three months ended September 30, 1997 from $771,773 for the comparable 1996 period. Interest expense decreased $1,283,316, or approximately 55 percent, to $1,047,954 for the nine months ended September 30, 1997 from $2,331,270 for the comparable 1996 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,889,257 in the first nine months of 1997. No similar gain was reported in the first nine months of 1996.

     The Venture reported a net loss of $22,009 for the three months ended September 30, 1997 compared to $297,564 for the similar 1996 period. This change was due to the factors discussed above. The Venture reported net income of $10,994,191 for the nine months ended September 30, 1997 compared to a net loss of $1,368,424 for the similar 1996 period. This change was primarily a result of the gain on the sale of the Colorado Systems and other factors as discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                 Report on Form 8-K dated September 17, 1997, reported that on
             September 17, 1997, the Venture entered into an asset purchase agreement to sell the cable television systems serving subscribers in the areas in and around the communities of Clearlake and Lake Port, California for a sales price of $21,400,000, subject to customary closing adjustments.

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

Dated:  November 14, 1997