Form 10-Q
period 1998-06-30
JONES CABLE INCOME FUND 1-C LTD
filed 1998-08-13
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________to________

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                        June 30,     December 31,
                       ASSETS                                             1998           1997
                       ------                                        -------------  -------------
CASH                                                                  $    456,818   $    454,501

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $35,137 and $42,753 at June 30, 1998
  and December 31, 1997, respectively                                      388,348        362,472

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                31,715,647     45,101,407
  Less- accumulated depreciation                                       (17,741,139)   (24,222,527)
                                                                      ------------   ------------

                                                                        13,974,508     20,878,880

  Franchise costs and other intangible assets, net of accumulated amortization of $21,776,528 and $33,614,162 at June 30, 1998
    and December 31, 1997, respectively                                  5,789,891      8,342,217
                                                                      ------------   ------------


                  Total investment in cable television properties       19,764,399     29,221,097

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            814,168        476,648
                                                                      ------------   ------------

                  Total assets                                        $ 21,423,733   $ 30,514,718
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                         June 30,      December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1998           1997
   -------------------------------------------                         ------------   -------------

LIABILITIES:
  Debt                                                                  $ 14,373,366   $ 23,624,588
  Trade accounts payable and accrued liabilities                             739,440      1,443,578
  Subscriber prepayments                                                     163,463        204,337
                                                                        ------------   ------------

                  Total liabilities                                       15,276,269     25,272,503
                                                                        ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                         2,486,428      2,126,411
                                                                        ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000          1,000
    Accumulated earnings                                                     108,028        105,995
    Distributions                                                           (113,443)      (113,443)
                                                                        ------------   ------------

                                                                              (4,415)        (6,448)
                                                                        ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      June 30, 1998 and December 31, 1997)                                34,909,262     34,909,262
    Accumulated deficit                                                   (3,216,225)   (10,384,724)
    Distributions                                                        (28,027,586)   (21,402,286)
                                                                        ------------   ------------

                                                                           3,665,451      3,122,252
                                                                        ------------   ------------

                  Total liabilities and partners' capital (deficit)     $ 21,423,733   $ 30,514,718
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended    For the Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------    ------------------------
                                                    1998           1997          1998          1997
                                                -----------     ----------    -----------   -----------
REVENUES                                         $3,137,020     $4,507,844    $ 6,246,930   $ 9,353,542

COSTS AND EXPENSES:
  Operating expenses                              1,681,411      2,497,384      3,613,725     5,466,347
  Management fees and allocated overhead
    from General Partner                            352,162        466,837        697,002     1,045,076
  Depreciation and amortization                   1,080,899      1,217,187      2,173,449     2,719,331
                                                -----------     ----------    -----------   -----------

OPERATING INCOME (LOSS)                              22,548        326,436       (237,246)      122,788
                                                -----------     ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (258,007)      (328,933)      (402,286)     (710,376)
  Gain on sale of cable television system                 -              -     12,638,349    18,889,257
  Other, net                                        (43,835)         1,012        (93,568)      (11,449)
                                                -----------     ----------    -----------   -----------

          Total other income (expense), net        (301,842)      (327,921)    12,142,495    18,167,432
                                                -----------     ----------    -----------   -----------

CONSOLIDATED INCOME (LOSS)                         (279,294)        (1,485)    11,905,249    18,290,220

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                        111,076            591     (4,734,717)   (7,274,020)
                                                -----------     ----------    -----------   -----------

NET INCOME (LOSS)                                $ (168,218)    $     (894)   $ 7,170,532   $11,016,200
                                                ===========     ==========    ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                $   (1,682)    $       (9)   $     2,033   $   334,281
                                                ===========     ==========    ===========   ===========

  Limited Partners                               $ (166,536)    $     (885)   $ 7,168,499   $10,681,919
                                                ===========     ==========    ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                               $    (1.96)    $     (.01)   $     84.27   $    125.58
                                                ===========     ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                  85,059         85,059         85,059        85,059
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                   For the Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  7,170,532   $ 11,016,200
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 2,173,449      2,719,331
      Gain on sale of cable television system                     (12,638,349)   (18,889,257)
      Minority interest in consolidated income                      4,734,717      7,274,020
      Decrease (increase) in trade receivables                        (25,876)       263,630
      Increase in deposits, prepaid expenses
         and deferred charges                                        (410,330)      (330,676)
      Decrease in trade accounts payable, accrued liabilities
         and subscriber prepayments                                  (745,012)      (487,833)
      Decrease in General Partner advances                                  -       (284,390)
                                                                 ------------   ------------

          Net cash provided by operating activities                   259,131      1,281,025
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (870,592)    (2,327,211)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                  20,865,000     34,125,000
                                                                 ------------   ------------

          Net cash provided by investing activities                19,994,408     31,797,789
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          1,018,892     17,107,934
  Repayment of debt                                               (10,270,114)   (35,073,103)
  Distribution to Venture Partner                                  (4,374,700)    (5,965,360)
  Distributions to Limited Partners                                (6,625,300)    (9,034,640)
                                                                 ------------   ------------

          Net cash used in financing activities                   (20,251,222)   (32,965,169)
                                                                 ------------   ------------

Increase in cash                                                        2,317        113,645

Cash, beginning of period                                             454,501        702,640
                                                                 ------------   ------------

Cash, end of period                                              $    456,818   $    816,285
                                                                 ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $    499,181   $  1,004,204
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the cable television systems serving Myrtle Creek, Oregon; South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System") owned by Jones Cable Income Fund 1-B/C Venture (the "Venture") reduced by the 40 percent minority interest of Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") in the Venture. All interpartnership accounts and transactions have been eliminated. The Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") on January 9, 1998 and sold the Southwestern Michigan System on July 31, 1998. See Note 2. Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and the Venture.

(2) On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed a total of $11,000,000 to the Partnership and Fund 1-B in February 1998, which amount represented the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of $535,000 representing a 2.5 percent brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"). The Partnership received $6,625,300 and Fund 1-B received $4,374,700 of such distribution. The Partnership, in turn, distributed the $6,625,300 (approximately $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling approximately $781,250 representing
2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-B. The Partnership received $12,768,760 and Fund 1-B received $8,431,240 of such distribution. The Partnership, in turn, will distribute the $12,768,760 (approximately $150 for each $500 limited partnership interest, or approximately $300 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Southwestern Michigan System's sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

        The pro forma effect of the sale of the Southwestern Michigan System and the sale of the Clearlake System on the results of the Venture's operations for the six months ended June 30, 1998 and the sale of the Southwestern Michigan System, the sale of the Clearlake System and the sale of the cable television systems serving Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") on the Venture's operations for the six months ended June 30, 1997, assuming the transactions had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                                       For the Six Months Ended June 30, 1998
                                       --------------------------------------

                                                       Unaudited
                                                       Pro Forma     Unaudited
                                       As Reported    Adjustments    Pro Forma
                                       ------------  ------------   -----------

Revenues                               $ 6,246,930   $ (3,764,144)  $ 2,482,786
                                       ============  ============   ===========

Operating Loss                         $  (237,246)  $    203,287   $   (33,959)
                                       ============  ============   ===========

Consolidated Income (Loss)             $ 11,905,249  $(12,093,431)  $  (188,182)
                                       ============  ============   ===========

                                       For the Six Months Ended June 30, 1997
                                       --------------------------------------

                                                       Unaudited
                                                       Pro Forma     Unaudited
                                       As Reported    Adjustments    Pro Forma
                                       -----------   ------------   -----------

Revenues                               $ 9,353,542   $ (6,941,055)   $2,412,487
                                       ===========   ============    ==========

Operating Income (Loss)                $   122,788   $   (209,417)   $  (86,629)
                                       ===========   ============    ==========

Consolidated Income (Loss)             $18,290,220   $(18,702,552)   $ (412,332)
                                       ===========   ============    ==========

(3) On June 24, 1998, the Venture entered into an asset purchase agreement providing for the sale of the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the South Sioux City System. Because the sale of the South Sioux City System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     Upon consummation of the proposed sale of the South Sioux City System based upon financial information as of June 30, 1998, the Venture will pay a brokerage fee to The Jones Group totaling approximately $237,500 representing 2.5 percent of the sales price, settle working capital adjustments and repay $2,000,000 of the outstanding balance on the Venture's credit facility, and then the Venture will distribute the net sales proceeds of approximately $7,210,000 to the Partnership and Fund 1-B. The Partnership will receive approximately $4,342,583 and Fund 1-B will receive approximately $2,867,417 of such distribution. The Partnership, in turn, will distribute the $4,342,583 (approximately $51 for each $500 limited partnership interest, or approximately $102 for each $1,000 invested in the Partnership) to the limited partners of the Partnership.
Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the South Sioux City sale proceeds.

     Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales and from the August 1998 distribution of the Partnership's portion of the net sale proceeds from the sale of the Southwestern Michigan System and the planned distribution of the Partnership's portion of the net sale proceeds from the sale of the South Sioux City System, the limited partners of the Partnership will have received approximately $530 for each $500 limited partnership interest, or approximately $1,060 for each $1,000 invested in the Partnership.

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and six month periods ended June 30, 1998 were $156,851 and $312,347, respectively, compared to $225,392 and $467,677, respectively, for the similar 1997 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and six month periods ended June 30, 1998 were $195,311 and $384,655, respectively, compared to $241,445 and $577,399, respectively, for the similar 1997 periods.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership. In accordance with the General Partner's policy, the Venture sold the Clearlake System in January 1998 and it sold the Southwestern Michigan System in July 1998. The Venture has entered into a contract to sell the South Sioux City System. No specific dates or terms have yet been set for the sale of the Venture's remaining system. A vote of the limited partners of the Partnership will be required to approve this sale. There can be no assurance as to the timing or terms of any sale.

     The Partnership owns a 60 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture's cable systems reduced by Fund 1-B's 40 percent minority interest in the Venture.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed a total of $11,000,000 to the Partnership and Fund 1-B in February 1998, which amount represented the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of $535,000 representing a 2.5 percent brokerage fee to The Jones Group. The Partnership received $6,625,300 and Fund 1-B received $4,374,700 of such distribution. The Partnership, in turn, distributed the $6,625,300 (approximately $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling approximately $781,250 representing
2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-B. The Partnership received $12,768,760 and Fund 1-B received $8,431,240 of such distribution. The Partnership, in turn, will distribute the $12,768,760 (approximately $150 for each $500 limited partnership interest, or approximately $300 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Southwestern Michigan System's sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     On June 24, 1998, the Venture entered into an asset purchase agreement providing for the sale of the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the South Sioux City System. Because the sale of the South Sioux City System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     Upon consummation of the proposed sale of the South Sioux City System based upon financial information as of June 30, 1998, the Venture will pay a brokerage fee to The Jones Group totaling approximately $237,500 representing 2.5 percent of the sales price, settle working capital adjustments and repay $2,000,000 of the outstanding balance on the Venture's credit facility, and then the Venture will distribute the net sales proceeds of approximately $7,210,000 to the Partnership and Fund 1-B. The Partnership will receive approximately $4,342,583 and Fund 1-B will receive approximately $2,867,417 of such distribution. The Partnership, in turn, will distribute the $4,342,583 (approximately $51 for each $500 limited partnership interest, or approximately $102 for each $1,000 invested in the Partnership) to the limited partners of the Partnership.
Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the South Sioux City sale proceeds.

     Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales and from the August 1998 distribution of the Partnership's portion of the net sale proceeds from the sale of the Southwestern Michigan System and the planned distribution of the Partnership's portion of the net sale proceeds from the sale of the South Sioux City System, the limited partners of the Partnership will have received approximately $530 for each $500 limited partnership interest, or approximately $1,060 for each $1,000 invested in the Partnership.

     For the six months ended June 30, 1998, the Venture generated net cash from operating activities totaling $259,131, which is available to fund capital expenditures and non-operating costs. During the first six months of 1998, capital expenditures within the Venture's systems totaled approximately $871,000. Approximately 50 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 21 percent of these expenditures was for the construction of new cable plant related to new homes passed. The remainder was for other capital expenditures used to maintain the value of the Venture's remaining systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1998 are approximately $821,000. Construction of service drops to homes will account for approximately 42 percent of the anticipated expenditures and construction of new cable plant related to new homes passed will account for approximately 36 percent of the anticipated expenditures. The remainder is for other capital expenditures to be used to maintain the value of the Venture's remaining systems. Depending upon the timing of the closing of the sale of the South Sioux City System, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of the South Sioux City System. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility. The Venture is obligated to conduct its business in the ordinary course until the remaining systems are sold.

     On January 9, 1998, as required by the terms of its credit facility, the Venture used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance then-outstanding. At the same time, the commitment on the credit facility was reduced to $19,900,000. At June 30, 1998, the Venture's credit facility had $14,100,000 outstanding, leaving $5,800,000 available for future borrowings. Upon the sale of the Southwestern Michigan System on July 31, 1998, the Venture repaid $9,500,000 of the then-outstanding balance, leaving $4,600,000 outstanding at such date. The commitment was then reduced to $10,400,000. Upon the consummation of the proposed sale of the South Sioux City System, the Venture will repay an additional $2,000,000 of the then-outstanding balance and the commitment will be reduced by $2,000,000. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8 percent, or the Euro-Rate plus 1-1/8 percent. The effective interest rate on amounts outstanding as of June 30, 1998 and 1997 was 6.84 percent and
7.35 percent, respectively.

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

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Venture's customers. In addition, the General Partner will assess the Venture's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $1,370,824, or approximately 30 percent, to $3,137,020 for the three months ended June 30, 1998 from $4,507,844 for the comparable 1997 period. Revenues decreased $3,106,612, or approximately 33 percent, to $6,246,930 for the six months ended June 30, 1998 from $9,353,542 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, revenues would have increased $145,755, or approximately 5 percent, to $3,137,020 for the three months ended June 30, 1998 from $2,991,265 for the comparable 1997 period and revenues would have increased $236,598, or approximately 4 percent, to $6,113,935 for the six months ended June 30, 1998 from $5,877,337 for the comparable 1997 period. Basic service rate increases accounted for approximately 60 percent and 64 percent of the increases in revenues for the three and six month periods ended June 30, 1998. An increase in the number of basic service subscribers accounted for approximately 25 percent and 23 percent of the increases in revenues for the three and six month periods ended June 30, 1998. The number of basic service subscribers in the remaining systems totaled 30,558 at June 30, 1998 compared to 30,220 at June 30, 1997, an increase of 338, or approximately 1 percent. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $815,973, or approximately 33 percent, to $1,681,411 for the three months ended June 30, 1998 from $2,497,384 for the comparable 1997 period. Operating expenses decreased $1,852,622, or approximately 34 percent, to $3,613,725 for the six months ended June 30, 1998 from $5,466,347 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, operating expenses would have increased $85,325, or approximately 5 percent, to $1,679,566 for the three months ended June 30, 1998 from $1,594,241 for the comparable 1997 period, and operating expenses would have increased $131,336, or approximately 4 percent, to $3,305,919 for the six months ended June 30, 1998 from $3,174,583 for the comparable 1997 period. These increases in operating expenses for the three and six month periods were due primarily to increases in programming fees. No other individual factor was significant to these increases in operating expenses. Operating expenses represented 54 percent of revenues for the three and six month periods ended June 30, 1998 compared to 53 percent and 54 percent, respectively, for the similar periods in 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $554,851, or approximately 28 percent, to $1,455,609 for the three months ended June 30, 1998 from $2,010,460 for the comparable 1997 period. Operating cash flow decreased $1,253,990, or approximately 32 percent, to $2,633,205 for the three months ended June 30, 1998 from $3,887,195 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, operating cash flow would have increased $60,430, or approximately 4 percent, to $1,457,454 for the three months ended June 30, 1998 from $1,397,024 for the comparable 1997 period, and operating cash flow would have increased $105,262, or approximately 4 percent, to $2,808,016 for the six months ended June 30, 1998 from $2,702,754 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $114,675, or approximately 25 percent, to $352,162 for the three months ended June 30, 1998 from $466,837 for the comparable 1997 period.

     Management fees and allocated overhead from the General Partner decreased $348,074, or approximately 33 percent, to $697,002 for the six month period ended June 30, 1998 from $1,045,076 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, management fees and allocated overhead from the General Partner would have increased $50,005, or approximately 17 percent, to $352,162 for the three months ended June 30, 1998 from $302,157 for the comparable 1997 period, and would have increased $5,645, or approximately 1 percent, to $682,990 for the six months ended June 30, 1998 from $677,345 for the comparable 1997 period. The increase for the three month period was primarily due to the timing of certain expenses allocated from the General Partner. The increase for the six month period was primarily due to the increases in revenues upon which such management fees and allocations are based, and to timing in the expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $136,288, or approximately 11 percent, to $1,080,899 for the three months ended June 30, 1998 from $1,217,187 for the comparable 1997 period. Depreciation and amortization expense decreased $545,882, or approximately 20 percent, to $2,173,449 for the six months ended June 30, 1998 from $2,719,331 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, depreciation and amortization expense would have increased $78,560, or approximately 8 percent, to $1,080,898 for the three months ended June 30, 1998 from $1,002,338 for the comparable 1997 period, and would have increased $143,435, or approximately 7 percent, to $2,145,370 for the six months ended June 30, 1998 from $2,001,935 for the comparable 1997 period. These increases were due to an increase in the Venture's depreciable asset base.

     The Venture's operating income decreased $303,888 to $22,548 for the three months ended June 30, 1998 compared to $326,436 for the comparable 1997 period. The Venture reported an operating loss of $237,246 for the six months ended June 30, 1998 compared to operating income of $122,788 for the comparable 1997 period. Disregarding the effect of the sale of the Colorado Systems and the Clearlake System, the Venture would have reported operating income of $24,394 for the three months ended June 30, 1998 compared to $92,529 for the comparable 1997 period, and an operating loss of $20,344 for the six months ended June 30, 1998 compared to operating income of $23,474 for the comparable 1997 period. These decreases in operating income were a result of the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in operating cash flow.

     Interest expense decreased $70,926, or approximately 22 percent, to $258,007 for the three months ended June 30, 1998 from $328,933 for the comparable 1997 period. Interest expense decreased $308,090, or approximately 43 percent, to $402,286 for the six months ended June 30, 1998 from $710,376 for the comparable 1997 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems and the Clearlake System being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Clearlake System of $12,638,349 in the first six months of 1998 and a gain on the sale of the Colorado Systems of $18,889,257 in the first six months of 1997.

     The Venture reported a net loss of $279,294 for the three months ended June 30, 1998 compared to $1,485 for the similar 1997 period. This change was due to the factors discussed above. The Venture reported net income of $11,905,249 for the six months ended June 30, 1998 compared to $18,290,220 for the similar 1997 period. This change was primarily a result of the gain on the sale of the Colorado Systems in 1997 and the gain on the sale of the Clearlake System in 1998 and other factors as discussed above.

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

Dated:  August 13, 1998