Form 10-Q
period 1998-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 1998-11-13
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to________

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

Yes    X                                                     No  _____
     -----

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                        September 30,   December 31,
        ASSETS                                                              1998           1997
        ------                                                          -------------   ------------
CASH                                                                      $   164,335   $    454,501

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,375 and $42,753 at September 30, 1998
  and December 31, 1997, respectively                                           5,412        362,472

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    5,700,217     45,101,407
  Less- accumulated depreciation                                           (3,217,012)   (24,222,527)
                                                                          -----------   ------------

                                                                            2,483,205     20,878,880

  Franchise costs and other intangible assets, net of accumulated amortization of $3,723,390 and $33,614,162 at September 30, 1998
    and December 31, 1997, respectively                                       903,703      8,342,217
                                                                          -----------   ------------

                  Total investment in cable television properties           3,386,908     29,221,097

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               381,300        476,648
                                                                          -----------   ------------

                  Total assets                                            $ 3,937,955   $ 30,514,718
                                                                          ===========   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                       September 30,   December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1998           1997
   -------------------------------------------                         -------------   ------------
LIABILITIES:
  Debt                                                                  $  2,921,574   $ 23,624,588
  Trade accounts payable and accrued liabilities                             584,042      1,443,578
  Subscriber prepayments                                                      37,714        204,337
                                                                        ------------   ------------

                  Total liabilities                                        3,543,330     25,272,503
                                                                        ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                           198,525      2,126,411
                                                                        ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000          1,000
    Accumulated earnings                                                     112,443        105,995
    Distributions                                                           (113,443)      (113,443)
                                                                        ------------   ------------

                                                                                   -         (6,448)
                                                                        ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      September 30, 1998 and December 31, 1997)                           34,909,262     34,909,262
    Accumulated earnings (deficit)                                        10,466,543    (10,384,724)
    Distributions                                                        (45,179,705)   (21,402,286)
                                                                        ------------   ------------

                                                                             196,100      3,122,252
                                                                        ------------   ------------

                  Total liabilities and partners' capital (deficit)     $  3,937,955   $ 30,514,718
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended    For the Nine Months Ended
                                                       September 30,                September 30,
                                               ---------------------------   --------------------------
                                                  1998            1997           1998          1997
                                               -----------      ----------   ------------   -----------

REVENUES                                       $ 1,689,051      $4,513,647   $  7,935,981   $13,867,189

COSTS AND EXPENSES:
  Operating expenses                             1,317,367       2,333,184      4,931,092     7,799,531
  Management fees and allocated overhead
    from General Partner                           186,371         476,874        883,373     1,521,950
  Depreciation and amortization                    572,488       1,323,160      2,745,937     4,042,491
                                               -----------      ----------   ------------   -----------

OPERATING INCOME (LOSS)                           (387,175)        380,429       (624,421)      503,217
                                               -----------      ----------   ------------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (152,863)       (337,578)      (555,149)   (1,047,954)
  Gain on sale of cable television systems      23,191,974               -     35,830,323    18,889,257
  Other, net                                        72,925         (79,392)       (20,643)      (90,841)
                                               -----------      ----------   ------------   -----------

          Total other income (expense), net     23,112,036        (416,970)    35,254,531    17,750,462
                                               -----------      ----------   ------------   -----------

CONSOLIDATED INCOME (LOSS)                      22,724,861         (36,541)    34,630,110    18,253,679

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                    (9,037,678)         14,532    (13,772,395)   (7,259,488)
                                               -----------      ----------   ------------   -----------

NET INCOME (LOSS)                              $13,687,183      $  (22,009)  $ 20,857,715   $10,994,191
                                               ===========      ==========   ============   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $     4,415      $     (220)  $      6,448   $   334,061
                                               ===========      ==========   ============   ===========

  Limited Partners                             $13,682,768      $  (21,789)  $ 20,851,267   $10,660,130
                                               ===========      ==========   ============   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $160.87           $(.26)       $245.14       $125.33
                                               ===========      ==========   ============   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 85,059          85,059         85,059        85,059
                                               ===========      ==========   ============   ===========

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                      1998           1997
                                                                 -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 20,857,715    $ 10,994,191
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 2,745,937       4,042,491
      Gain on sale of cable television systems                    (35,830,323)    (18,889,257)
      Minority interest in consolidated income                     13,772,395       7,259,488
      Decrease in trade receivables                                   357,060         265,688
      Increase in deposits, prepaid expenses and
         deferred charges                                            (291,819)       (652,017)
      Decrease in trade accounts payable, accrued liabilities
         and subscriber prepayments                                (1,026,159)       (376,746)
      Decrease in General Partner advances                                  -        (284,390)
                                                                 ------------    ------------

          Net cash provided by operating activities                   584,806       2,359,448
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (1,290,508)     (2,983,479)
  Proceeds from sale of cable television systems, net of
    brokerage fees                                                 60,596,250      34,125,000
                                                                 ------------    ------------

          Net cash provided by investing activities                59,305,742      31,141,521
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          1,339,584      17,147,989
  Repayment of debt                                               (22,042,598)    (36,000,487)
  Distributions to Venture Partner                                (15,700,281)     (5,965,360)
  Distributions to Limited Partners                               (23,777,419)     (9,034,640)
                                                                 ------------    ------------

          Net cash used in financing activities                   (60,180,714)    (33,852,498)
                                                                 ------------    ------------

Decrease in cash                                                     (290,166)       (351,529)

Cash, beginning of period                                             454,501         702,640
                                                                 ------------    ------------

Cash, end of period                                              $    164,335    $    351,111
                                                                 ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $    790,430    $  1,235,481
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the cable television systems serving Myrtle Creek, Oregon (the "Myrtle Creek System"); South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System") owned by Jones Cable Income Fund 1-B/C Venture (the "Venture") reduced by the 40 percent minority interest of Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") in the Venture. All interpartnership accounts and transactions have been eliminated. The Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") on January 9, 1998, the Southwestern Michigan System on July 31, 1998 and the South Sioux City System on August 31, 1998. See Note 2. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and the Venture.

(2) During 1998, the Venture sold three of its cable television systems. Following is a discussion of these sales in order by sale date.

     Clearlake System
     ----------------

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), totaling $535,000, which represented 2.5 percent of the sales price, repaid $9,600,000 of the then outstanding balance on the Venture's credit facility, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-B. The Partnership received $6,625,300 and Fund 1-B received $4,374,700 of such distribution. The Partnership, in turn, distributed the $6,625,300 (an approximate return of $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in February 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     For a period of one year following the closing date, $300,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Clearlake System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period will be returned and distributed by the Partnership. If the entire $300,000 escrow amount is distributed to the Partnership and Fund 1-B, of which there can be no assurance, the Partnership would receive $180,690, and Fund 1-B would receive $119,310. The Partnership, in turn, would distribute the $180,690 (an approximate return of $2 for each $500 limited partnership interest, or $4 for each $1,000 invested in the Partnership) to the limited partners of the Partnership.

     Southwestern Michigan System
     ----------------------------

     On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling $781,250 representing 2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-B. The Partnership received $12,768,760 and Fund 1-B received $8,431,240 of such distribution. The Partnership, in turn, distributed the $12,768,760 (an approximate return of $150 for each $500 limited partnership interest, or $300 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     South Sioux City System
     -----------------------

     On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling $237,500 representing 2.5 percent of the sales price, repaid $2,000,000 of the outstanding balance on the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $7,277,700 to the Partnership and Fund 1-B. The Partnership received $4,383,359 and Fund 1-B received $2,894,341 of such distribution. The Partnership, in turn, distributed the $4,383,359 (an approximate return of $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership did not receive a general partner distribution from the South Sioux City sale proceeds. Because the sale of the South Sioux City System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     Pro Forma
     ---------

     The pro forma effect of the sales of the South Sioux City System, the Southwestern Michigan System and the Clearlake System on the results of the Venture's operations for the nine months ended September 30, 1998 and the sale of the South Sioux City System, the Southwestern Michigan System, the Clearlake System and the cable television systems serving Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") on the Venture's operations for the nine months ended September 30, 1997, assuming the transactions had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                                    For the Nine Months Ended September 30, 1998
                                    --------------------------------------------

                                                       Unaudited
                                                       Pro Forma     Unaudited
                                       As Reported    Adjustments    Pro Forma
                                       -----------   ------------   ----------

Revenues                               $ 7,935,981   $ (6,093,591)  $1,842,390
                                       ===========   ============   ==========

Operating Loss                         $  (624,421)  $    550,967   $  (73,454)
                                       ===========   ============   ==========

Consolidated Income (Loss)             $34,630,110   $(34,784,359)  $ (154,249)
                                       ===========   ============   ==========



                                    For the Nine Months Ended September 30, 1997
                                    --------------------------------------------

                                                       Unaudited
                                                       Pro Forma     Unaudited
                                       As Reported    Adjustments    Pro Forma
                                       -----------   ------------   ----------

Revenues                               $13,867,189   $(12,062,107)  $1,805,082
                                       ===========   ============   ==========

Operating Income (Loss)                $   503,217   $   (620,536)  $ (117,319)
                                       ===========   ============   ==========

Consolidated Income                    $18,253,679   $(18,220,758)  $   32,921
                                       ===========   ============   ==========

(3) On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the first quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-B, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-B will be required to approve this sale. The General Partner expects to conduct these votes early in the first quarter of 1999.

     Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of September 30, 1998, the Venture will pay a brokerage fee to The Jones Group of $250,000, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on the Venture's credit facility of $2,900,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sales proceeds of approximately $5,950,000 will be distributed to the Partnership and Fund 1-B. The Partnership will receive approximately $3,583,685 and Fund 1-B will receive approximately $2,366,315. The Partnership, in turn, will distribute the $3,583,685 (an approximate return of $42 for each $500 limited partnership interest, or $84 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period will be returned and distributed by the Partnership. If the entire $500,000 escrow amount is distributed to the Partnership and Fund 1-B, of which there can be no assurance, the Partnership would receive $301,150, and Fund 1-B would receive $198,850. The Partnership, in turn, would distribute the $301,150 (an approximate return of $3.50 for each $500 limited partnership interest, or $7 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Since the Myrtle Creek System represents the only asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

     Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales, from the 1998 distributions of the Partnership's portion of the net sale proceeds from the sales of the Clearlake System, the Southwestern Michigan System and the South Sioux City System and the planned distribution in the first quarter of 1999 of the Partnership's portion of the net sales proceeds from the sale of the Myrtle Creek System, excluding all escrowed proceeds, the limited partners of the Partnership will have received approximately $573 for each $500 limited partnership interest, or approximately $1,146 for each $1,000 invested in the Partnership.

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1998 were $84,452 and $396,799, respectively, compared to $225,682 and $693,359, respectively, for the similar 1997 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and nine month periods ended September 30, 1998 were $101,919 and $486,574, respectively, compared to $251,192 and $828,591, respectively, for the similar 1997 periods.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------



FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership. In accordance with the General Partner's policy, the Venture sold the Clearlake System in January 1998, it sold the Southwestern Michigan System in July 1998, it sold the South Sioux City System in August 1998 and it has entered into an agreement to sell the Myrtle Creek System. Since the Myrtle Creek System is the Venture's only remaining asset, and the Partnership's interest in the Venture represents its only asset, the Partnership and Venture will be liquidated and dissolved when this sale is complete.

     The Partnership owns a 60 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture's cable systems reduced by Fund 1-B's 40 percent minority interest in the Venture.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling $535,000, which represented 2.5 percent of the sales price, repaid $9,600,000 of the then outstanding balance on the Venture's credit facility, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-B. The Partnership received $6,625,300 and Fund 1-B received $4,374,700 of such distribution. The Partnership, in turn, distributed the $6,625,300 (an approximate return of $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in February 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     For a period of one year following the closing date, $300,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Clearlake System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period will be returned and distributed by the Partnership. If the entire $300,000 escrow amount is distributed to the Partnership and Fund 1-B, of which there can be no assurance, the Partnership would receive $180,690, and Fund 1-B would receive $119,310. The Partnership, in turn, would distribute the $180,690 (an approximate return of $2 for each $500 limited partnership interest, or $4 for each $1,000 invested in the Partnership) to the limited partners of the Partnership.

     On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling $781,250 representing 2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-B. The Partnership received $12,768,760 and Fund 1-B received $8,431,240 of such distribution. The Partnership, in turn, distributed the $12,768,760 (an approximate return of $150 for each $500 limited partnership interest, or $300 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling $237,500 representing 2.5 percent of the sales price, repaid $2,000,000 of the outstanding balance on the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $7,277,700 to the Partnership and Fund 1-B. The Partnership received $4,383,359 and Fund 1-B received $2,894,341 of such distribution. The Partnership, in turn, distributed the $4,383,359 (an approximate return of $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership did not receive a general partner distribution from the South Sioux City sale proceeds. Because the sale of the South Sioux City System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the first quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-B, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-B will be required to approve this sale. The General Partner expects to conduct these votes early in the first quarter of 1999.

     Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of September 30, 1998, the Venture will pay a brokerage fee to The Jones Group of $250,000, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on the Venture's credit facility of $2,900,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sales proceeds of approximately $5,950,000 will be distributed to the Partnership and Fund 1-B. The Partnership will receive approximately $3,583,685 and Fund 1-B will receive approximately $2,366,315. The Partnership, in turn, will distribute the $3,583,685 (an approximate return of $42 for each $500 limited partnership interest, or $84 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period will be returned and distributed by the Partnership. If the entire $500,000 escrow amount is distributed to the Partnership and Fund 1-B, of which there can be no assurance, the Partnership would receive $301,150, and Fund 1-B would receive $198,850. The Partnership, in turn, would distribute the $301,150 (an approximate return of $3.50 for each $500 limited partnership interest, or $7 for each

$1,000 invested in the Partnership) to the limited partners of the Partnership. Since the Myrtle Creek System represents the only asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

     Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales, from the 1998 distributions of the Partnership's portion of the net sale proceeds from the sales of the Clearlake System, the Southwestern Michigan System and the South Sioux City System and the planned distribution in the first quarter of 1999 of the Partnership's portion of the net sales proceeds from the sale of the Myrtle Creek System, excluding all escrowed proceeds, the limited partners of the Partnership will have received approximately $573 for each $500 limited partnership interest, or approximately $1,146 for each $1,000 invested in the Partnership.

     For the nine months ended September 30, 1998, the Venture generated net cash from operating activities totaling $584,806, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1998, capital expenditures within the Venture's systems totaled approximately $1,290,000. Approximately 43 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 29 percent of these expenditures was for the construction of new cable plant related to new homes passed. The remainder was for other capital expenditures used to maintain the value of the Venture's remaining systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1998 are approximately $87,000. Construction of service drops to homes will account for approximately 26 percent of the anticipated expenditures and construction of new cable plant related to new homes passed will account for approximately 24 percent of the anticipated expenditures. The remainder is for other capital expenditures to be used to maintain the value of the Venture's Myrtle Creek System. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility. The Venture is obligated to conduct its business in the ordinary course until the remaining systems are sold.

     On January 9, 1998, as required by the terms of its credit facility, the Venture used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance then-outstanding. On July 31, 1998, the Venture used a portion of the proceeds of the sale of the Southwest Michigan System to repay $9,500,000 of the balance outstanding. On September 3, 1998, the Venture used a portion of the sale of the South Sioux City System to repay $2,000,000 of the balance outstanding. At the same time, the commitment on the credit facility was reduced to $8,400,000. At September 30, 1998, the Venture's credit facility had $2,900,000 outstanding. On November 5, 1998, the commitment on the credit facility was reduced to $3,000,000. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate, or the Euro-Rate plus 7/8 percent. The effective interest rate on amounts outstanding as of September 30, 1998 and 1997 was 6.59 percent and 7.06 percent, respectively.

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

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $2,824,596, or approximately 63 percent, to $1,689,051 for the three months ended September 30, 1998 from $4,513,647 for the comparable 1997 period. Revenues decreased $5,931,208, or approximately 43 percent, to $7,935,981 for the nine months ended September 30, 1998 from $13,867,189 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems, the Clearlake System, the Southwest Michigan System and the South Sioux City System. Disregarding the effect of these sales, revenues would have increased $11,771, or approximately 2 percent, to $611,404 for the three months ended September 30, 1998 from $599,633 for the comparable 1997 period and revenues would have increased $37,308, or approximately 2 percent, to $1,842,390 for the nine months ended September 30, 1998 from $1,805,082 for the comparable 1997 period. These increases were primarily due to an increase in basic service revenues. Basic service rate increases primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1998. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,015,817, or approximately 44 percent, to $1,317,367 for the three months ended September 30, 1998 from $2,333,184 for the comparable 1997 period. Operating expenses decreased $2,868,439, or approximately 37 percent, to $4,931,092 for the nine months ended September 30, 1998 from $7,799,531 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems, the Clearlake System, the Southwest Michigan System and the South Sioux City System. Disregarding the effect of these sales, operating expenses would have increased $7,623, or approximately 2 percent, to $369,424 for the three months ended September 30, 1998 from $361,801 for the comparable 1997 period, and operating expenses would have increased $4,183, or less than 1 percent, to $1,083,932 for the nine months ended September 30, 1998 from $1,079,749 for the comparable 1997 period. These increases in operating expenses for the three and nine month periods were due primarily to increases in programming costs. No other individual factor was significant to these increases in operating expenses. Operating expenses represented 60 percent of revenues for both the three and nine month periods ended September 30, 1998 compared to 59 percent and 60 percent, respectively, for the similar periods in 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $1,808,779, or approximately 83 percent, to $371,684 for the three months ended September 30, 1998 from $2,180,463 for the comparable 1997 period. Operating cash flow decreased $3,062,769, or approximately 50 percent, to $3,004,889 for the nine months ended September 30, 1998 from $6,067,658 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems, the Clearlake System, the Southwest Michigan System and the South Sioux City System. Disregarding the effect of these sales, operating cash flow would have increased $4,148, or approximately 2 percent, to $241,980 for the three months ended September 30, 1998 from $237,832 for the comparable 1997 period, and operating cash flow would have increased $33,125, or approximately 5 percent, to $758,458 for the nine months ended September 30, 1998 from $725,333 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $290,503, or approximately 61 percent, to $186,371 for the three months ended September 30, 1998 from $476,874 for the comparable 1997 period. Management fees and allocated overhead from the General Partner decreased $638,577, or approximately

42 percent, to $883,373 for the nine month period ended September 30, 1998 from $1,521,950 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems, the Clearlake System, the Southwest Michigan System and the South Sioux City System. Disregarding the effect of these sales, management fees and allocated overhead from the General Partner would have decreased $4,451, or approximately 6 percent, to $74,436 for the three months ended September 30, 1998 from $78,887 for the comparable 1997 period, and would have decreased $28,516, or approximately 11 percent, to $230,076 for the nine months ended September 30, 1998 from $258,592 for the comparable 1997 period. These decreases were primarily due to a decrease in the expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $750,672, or approximately 57 percent, to $572,488 for the three months ended September 30, 1998 from $1,323,160 for the comparable 1997 period. Depreciation and amortization expense decreased $1,296,554, or approximately 32 percent, to $2,745,937 for the nine months ended September 30, 1998 from $4,042,491 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems, the Clearlake System, the Southwest Michigan System and the South Sioux City System. Disregarding the effect of these sales, depreciation and amortization expense would have increased $11,854, or approximately 6 percent, to $201,375 for the three months ended September 30, 1998 from $189,521 for the comparable 1997 period, and would have increased $17,776, or approximately 3 percent, to $601,836 for the nine months ended September 30, 1998 from $584,060 for the comparable 1997 period. These increases were due to an increase in the Myrtle Creek System's depreciable asset base.

     The Venture reported an operating loss of $387,175 for the three months ended September 30, 1998 compared to operating income of $380,429 for the comparable 1997 period. The Venture reported an operating loss of $624,421 for the nine months ended September 30, 1998 compared to operating income of $503,217 for the comparable 1997 period. Disregarding the effect of the sale of the Colorado Systems, the Clearlake System, the Southwest Michigan System and the South Sioux City System, the Venture's operating loss would have increased $3,255, or approximately 11 percent, from $33,831 for the three months ended September 30, 1998 compared to $30,576 for the comparable 1997 period. This increase was primarily due to an increase in depreciation and amortization expense, which was partially offset by an increase in operating cash flow and a decrease in expenses allocated from the General Partner. Operating loss decreased $43,865, or approximately 37 percent, to $73,454 for the nine months ended September 30, 1998 compared to $117,319 for the comparable 1997 period. This decrease in operating loss was a result of the increase in operating cash flow and decrease in expenses allocated from the General Partner exceeding the increase in depreciation and amortization expense.

     Interest expense decreased $184,715, or approximately 55 percent, to $152,863 for the three months ended September 30, 1998 from $337,578 for the comparable 1997 period. Interest expense decreased $492,805, or approximately 47 percent, to $555,149 for the nine months ended September 30, 1998 from $1,047,954 for the comparable 1997 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Clearlake System, the Southwest Michigan System and the South Sioux City System being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Clearlake System, the Southwest Michigan System and the South Sioux City System of $35,830,323 in the first nine months of 1998 and a gain on the sale of the Colorado Systems of $18,889,257 in the first nine months of 1997.

     The Venture reported net income of $22,724,861 for the three months ended September 30, 1998 compared to a net loss of $36,541 for the similar 1997 period. The Venture reported net income of $34,630,110 for the nine months ended September 30, 1998 compared to $18,253,679 for the similar 1997 period. These changes were primarily due to gains on cable television system sales reported in 1998 compared to 1997 as discussed above.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

           27) Financial Data Schedule

        b) Reports on Form 8-K

              Report on Form 8-K dated July 31, 1998 reported that on July 31, 1998, the Venture sold the Southwestern Michigan System to an unaffiliated party for a sales price of $31,250,000, subject to customary closing adjustments.

              Report on Form 8-K dated August 31, 1998, reported than on August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments.

              Report on Form 8-K dated September 9, 1998, reported that on September 9, 1998, the Venture entered into an asset purchase agreement to sell the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments.

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


Dated:  November 13, 1998