Form 10-Q
period 1999-03-31
JONES CABLE INCOME FUND 1-C LTD
filed 1999-05-14
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________to__________

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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                      -----------------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                     March 31,    December 31,
        ASSETS                                                         1999          1998
        ------                                                     -----------   ------------

CASH                                                               $    58,019    $   118,938

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,572 and $2,507 at March 31, 1999
  and December 31, 1998, respectively                                   18,374          8,676

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                             5,822,161      5,763,293
  Less- accumulated depreciation                                    (3,442,468)    (3,331,334)
                                                                   -----------    -----------

                                                                     2,379,693      2,431,959

  Franchise costs and other intangible assets, net of accumulated amortization of $3,863,850 and $3,793,620 at
    March 31, 1999 and December 31, 1998, respectively                 763,243        833,473
                                                                   -----------    -----------


                  Total investment in cable television properties    3,142,936      3,265,432

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                        104,540        450,504
                                                                   -----------    -----------

                  Total assets                                     $ 3,323,869    $ 3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                         March 31,    December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1999          1998
        -------------------------------------------                    ------------   ------------

LIABILITIES:
  Debt                                                                 $  2,413,939   $  2,417,756
  Accounts payable and accrued liabilities                                  897,393      1,287,365
  Subscriber prepayments                                                     33,059         32,076
                                                                       ------------   ------------

                  Total liabilities                                       3,344,391      3,737,197
                                                                       ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                           33,421         83,879
                                                                       ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000          1,000
    Accumulated earnings                                                    111,679        112,443
    Distributions                                                          (113,443)      (113,443)
                                                                       ------------   ------------

                                                                               (764)             -
                                                                       ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      March 31, 1999 and December 31, 1998)                              34,909,262     34,909,262
    Accumulated earnings                                                 10,217,264     10,292,917
    Distributions                                                       (45,179,705)   (45,179,705)
                                                                       ------------   ------------

                                                                            (53,179)        22,474
                                                                       ------------   ------------

                  Total liabilities and partners' capital (deficit)    $  3,323,869   $  3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------

                                                   1999           1998
                                                ----------     -----------

REVENUES                                        $  607,350     $ 3,109,910

COSTS AND EXPENSES:
  Operating expenses                               371,932       1,932,314
  Management fees and allocated overhead from
    General Partner                                 73,792         344,840
  Depreciation and amortization                    198,524       1,092,550
                                                ----------     -----------

OPERATING LOSS                                     (36,898)       (259,794)
                                                ----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (50,574)       (144,279)
  Gain on sale of cable television system                -      12,638,349
  Other, net                                       (39,403)        (49,733)
                                                ----------     -----------

          Total other income (expense), net        (89,977)     12,444,337
                                                ----------     -----------

CONSOLIDATED INCOME (LOSS)                        (126,875)     12,184,543

MINORITY INTEREST IN CONSOLIDATED
  (INCOME) LOSS                                     50,458      (4,845,793)
                                                ----------     -----------

NET INCOME (LOSS)                               $  (76,417)    $ 7,338,750
                                                ==========     ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                               $     (764)    $     3,715
                                                ==========     ===========

  Limited Partners                              $  (75,653)    $ 7,335,035
                                                ==========     ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $     (.89)         $86.23
                                                ==========     ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                     85,059          85,059
                                                ==========     ===========

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 --------------------------

                                                                    1999           1998
                                                                 ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $  (76,417)   $  7,338,750
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                             198,524       1,092,550
          Gain on sale of cable television system                         -     (12,638,349)
          Minority interest in consolidated income (loss)           (50,458)      4,845,793
          Increase in trade receivables, net                         (9,698)         (2,612)
          Decrease (increase) in deposits, prepaid expenses
            and deferred charges                                    328,804         (54,646)
          Decrease in accounts payable and accrued
            liabilities and subscriber prepayments                 (388,989)       (927,761)
                                                                 ----------    ------------
          Net cash provided by (used in) operating activities         1,766        (346,275)
                                                                 ----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                        (58,868)       (359,930)
     Proceeds from sale of cable television system, net
       of brokerage fee and escrow                                        -      20,565,000
                                                                 ----------    ------------

          Net cash provided by (used in) investing activities       (58,868)     20,205,070
                                                                 ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                             -       1,018,892
     Repayment of debt                                               (3,817)     (9,647,128)
     Distribution to Venture Partner                                      -      (4,374,700)
     Distribution to Limited Partners                                     -      (6,625,300)
                                                                 ----------    ------------

          Net cash used in financing activities                      (3,817)    (19,628,236)
                                                                 ----------    ------------

Increase (decrease) in cash                                         (60,919)        230,559

Cash, beginning of period                                           118,938         454,501
                                                                 ----------    ------------

Cash, end of period                                              $   58,019    $    685,060
                                                                 ==========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                               $   61,216    $    274,901
                                                                 ==========    ============

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Jones Cable Income Fund 1-B/C Venture (the "Venture") reduced by the 40 percent minority interest in the Venture owned by Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B"). All interpartnership accounts and transactions have been eliminated. The Venture owns and operates the cable television system serving Myrtle Creek, Oregon (the "Myrtle Creek System"). Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and the Venture.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately
12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

     Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

     Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-B, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-B will be required to approve this sale. The General Partner expects to conduct these votes in the second quarter of 1999.

     Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of March 31, 1999, the Venture will pay a $250,000 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on the Venture's credit facility of $2,400,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $6,085,000 will be distributed 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership will receive approximately $3,665,000 and Fund 1-B will receive approximately $2,420,000. The Partnership, in turn, will distribute the $3,665,000 (an approximate return of $43 for each $500 limited partnership interest, or $86 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities and the Venture will then distribute the balance to its partners. Since the Myrtle Creek System represents the only operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the third quarter of 2000.

     (3) On January 9, 1998, the Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-B. The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership anticipates that its portion of the indemnity escrow amount will be included with the distribution to be made to the limited partners from the sale of the Myrtle Creek System, which is anticipated to be made in the third quarter of 1999.

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three month periods ended March 31, 1999 and 1998 were $30,368 and $155,496, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General

Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three month periods ended March 31, 1999 and 1998 were $43,424 and $189,344, respectively.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns a 60 percent interest in the Venture and Fund 1-B owns a 40 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture reduced by Fund 1-B's 40 percent minority interest in the Venture.

     On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-B, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-B will be required to approve this sale. The General Partner expects to conduct these votes in the second quarter of 1999.

     Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of March 31, 1999, the Venture will pay a $250,000 brokerage fee to The Intercable Group representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on the Venture's credit facility of $2,400,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $6,085,000 will be distributed 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership will receive approximately $3,665,000 and Fund 1-B will receive approximately $2,420,000. The Partnership, in turn, will distribute the $3,665,000 (an approximate return of $43 for each $500 limited partnership interest, or $86 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities and the Venture will then distribute the balance to its partners. Since the Myrtle Creek System represents the only operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the third quarter of 2000.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-B. The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership anticipates that its portion of the indemnity escrow amount will be included with the distribution to be made to the limited partners from the sale of the Myrtle Creek System, which is anticipated to be made in the third quarter of 1999.

     During the first three months of 1999, capital expenditures within the Myrtle Creek System totaled approximately $59,000. Approximately 95 percent of these expenditures was for the construction of service drops to subscribers' homes. The remainder was for other capital expenditures used to maintain the value of the Myrtle Creek System. Funding for these expenditures was provided by cash on hand. Anticipated capital expenditures for the remainder of 1999 are approximately $8,000. These capital expenditures will be used to maintain the value of the Myrtle Creek System until it is sold. Funding for these expenditures is expected to come from cash on hand and cash generated from operations. The Venture is obligated to conduct its business in the ordinary course until the Myrtle Creek System is sold.

     During 1998, the Venture utilized proceeds from the sales of its cable television systems to repay balances outstanding on its credit facility. On November 5, 1998, the commitment on the credit facility was reduced to $3,000,000. At March 31, 1999, the Venture's credit facility had $2,400,000 outstanding, leaving $600,000 available for future borrowings. This balance will be repaid in full upon the sale of the Venture's Myrtle Creek System. If the balance remains unpaid until September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8 percent, or the Euro-Rate plus 1 1/8 percent. The effective interest rate on amounts outstanding as of March 31, 1999 and 1998 was
6.06 percent and 6.81 percent, respectively.

     The Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its credit facility to meet its anticipated needs until the Myrtle Creek System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $2,502,560, or approximately 80 percent, to $607,350 for the three months ended March 31, 1999 from $3,109,910 for the comparable 1998 period. This decrease was a result of the sale of the Clearlake System, the cable television system serving Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System") and the cable television system serving South Sioux City, Nebraska (the "South Sioux City System"). Disregarding the effect of these sales, revenues would have decreased $3,608, or approximately 1 percent, to $607,350 in 1999 from $610,958 in 1998.
This decrease in revenues was primarily due to a decrease in the number of basic subscribers. The number of basic subscribers in the Myrtle Creek System totaled 6,529 at March 31, 1999 compared to 6,568 at March 31, 1998, a decrease of approximately 1 percent. No other single factor significantly affected the decrease in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,560,382, or approximately 81 percent, to $371,932 for the quarter ended March 31, 1999 from $1,932,314 for the comparable 1998 period. This decrease was a result of the sale of the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, operating expenses would have increased $30,708, or approximately 9 percent, to $371,932 in 1999 from $341,224 in 1998. This increase in operating expenses was due primarily to increases in programming fees. Operating expenses represented 61 percent and 56 percent of revenues for the first quarter of 1999 and 1998, respectively. No other individual factor was significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $271,048, or approximately 79 percent, to $73,792 for the quarter ended March 31, 1999 from $344,840 for the comparable 1998 period. This decrease was a result of the sale of the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, management fees and allocated overhead from the

General Partner would have decreased $4,370, or approximately 6 percent, to $73,792 in 1999 from $78,162 in 1998. This decrease was primarily due to a decrease in expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $894,026, or approximately 82 percent, to $198,524 for the three months ended March 31, 1999 from $1,092,550 for the comparable 1998 period. This decrease was a result of the sale of the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, depreciation and amortization expense would have decreased $1,984, or approximately 1 percent, to $198,524 in 1999 from $200,508 in 1998.

     The Venture's operating loss decreased $222,896, or approximately 86 percent, to $36,898 for the quarter ended March 31, 1999 from $259,794 for the comparable 1998 period. This decrease was a result of the sale of the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, the Venture's operating loss would have increased $27,962 to $36,898 in 1999 compared to $8,936 in 1998. This increase was a result of the decrease in operating cash flow exceeding the decrease in management fees and allocated overhead from the General Partner and the decrease in depreciation and amortization expense.

     Interest expense decreased $93,705, or approximately 65 percent, to $50,574 for the quarter ended March 31, 1999 from $144,279 for the comparable 1998 period. This decrease was primarily due to lower outstanding balances on the Venture's interest bearing obligations during 1999.

     The Venture did not report a gain on sale of cable television system in the first quarter of 1999. The Venture reported a gain on the sale of the Clearlake System of $12,638,349 in the first quarter of 1998.

     The Venture reported a net loss of $126,875 for the three months ended March 31, 1999 compared to net income of $12,184,543 for the similar 1998 period. This change was primarily due to the gain on the sale of the Clearlake System in 1998.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             None.

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

                                               JONES CABLE INCOME FUND 1-C, LTD.
                                               BY:  JONES INTERCABLE, INC.
                                                    General Partner



                                               By: /S/ Lawrence S. Smith
                                                   ----------------------------
                                                   Lawrence S. Smith
                                                   Principal Accounting Officer


                                               By:   /S/ Joseph J. Euteneuer
                                                   ----------------------------
                                                   Joseph J. Euteneuer
                                                   Vice President (Authorized
                                                    Officer)



Dated:  May 14, 1999