Form 10-Q
period 1999-06-30
JONES CABLE INCOME FUND 1-C LTD
filed 1999-08-16
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to ______________

                       Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010419
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          June 30,     December 31,
                            ASSETS                                         1999           1998
                            ------                                     ------------   -------------

CASH                                                                  $    117,712     $   118,938

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $1,709 and $2,507 at June 30, 1999
  and December 31, 1998, respectively                                        8,460           8,676

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                  5,884,003       5,763,293
 Less- accumulated depreciation                                         (3,556,644)     (3,331,334)
                                                                       -----------     -----------

                                                                         2,327,359       2,431,959

  Franchise costs and other intangible assets, net of accumulated amortization of $3,934,080 and $3,793,620 at June 30, 1999
    and December 31, 1998, respectively                                    693,013         833,473
                                                                       -----------     -----------


          Total investment in cable television properties                3,020,372       3,265,432

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             95,253         450,504
                                                                       -----------     -----------

          Total assets                                                 $ 3,241,797     $ 3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                                  June 30,            December 31,
                  LIABILITIES AND PARTNERS' CAPITAL                                1999                  1998
                  ---------------------------------                            -------------         -------------

LIABILITIES:
 Debt                                                                          $  2,410,376           $  2,417,756
 Accounts payable and accrued liabilities                                           289,390              1,287,365
 Subscriber prepayments                                                              35,844                 32,076
                                                                               ------------           ------------

         Total liabilities                                                        2,735,610              3,737,197
                                                                               ------------           ------------

MINORITY INTEREST IN JOINT VENTURE                                                  242,891                 83,879
                                                                               ------------           ------------
PARTNERS' CAPITAL:
 General Partner-
  Contributed capital                                                                 1,000                  1,000
  Accumulated earnings                                                              114,851                112,443
  Distributions                                                                    (113,443)              (113,443)
                                                                               ------------           ------------

                                                                                      2,408                    -
                                                                               ------------           ------------

 Limited Partners-
  Net contributed capital (85,059 units outstanding at
   June 30, 1999 and December 31, 1998)                                          34,909,262             34,909,262
  Accumulated earnings                                                           10,531,331             10,292,917
  Distributions                                                                 (45,179,705)           (45,179,705)
                                                                               ------------           ------------

                                                                                    260,888                 22,474
                                                                               ------------           ------------

         Total liabilities and partners' capital                               $  3,241,797           $  3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                           For the Three Months Ended              For the Six Months Ended
                                                                     June 30,                               June 30,
                                                      ----------------------------------       -------------------------------

                                                             1999               1998                1999              1998
                                                      ----------------      ------------       ------------       ------------
REVENUES                                                   $  587,663       $3,137,020         $ 1,195,013        $  6,246,930

COSTS AND EXPENSES:
 Operating expenses                                           353,486        1,681,411             725,418           3,613,725
 Management fees and allocated overhead
  from General Partner                                         54,691          352,162             128,483             697,002
 Depreciation and amortization                                198,520        1,080,899             397,044           2,173,449
                                                            ---------        ---------          ----------         -----------

OPERATING INCOME (LOSS)                                       (19,034)          22,548             (55,932)           (237,246)
                                                            ---------        ---------          ----------         -----------

OTHER INCOME (EXPENSE):
 Interest expense                                             (30,192)        (258,007)            (80,766)           (402,286)
 Gain on sale of cable television system                         -                -                   -             12,638,349
 Other, net                                                   575,935          (43,835)            536,532             (93,568)
                                                            ---------        ---------          ----------         -----------

        Total other income (expense), net                     545,743         (301,842)            455,766          12,142,495
                                                            ---------        ---------          ----------         -----------

CONSOLIDATED INCOME (LOSS)                                    526,709         (279,294)            399,834          11,905,249

MINORITY INTEREST IN
 CONSOLIDATED (INCOME) LOSS                                  (209,470)         111,076            (159,012)         (4,734,717)
                                                            ---------        ---------          ----------         -----------

NET INCOME (LOSS)                                          $  317,239       $ (168,218)        $   240,822        $  7,170,532
                                                            =========        =========          ==========         ===========

ALLOCATION OF NET INCOME (LOSS):
 General Partner                                           $    3,172       $   (1,682)        $     2,408        $      2,033
                                                            =========        =========          ==========         ===========

 Limited Partners                                          $  314,067       $ (166,536)        $   238,414        $  7,168,499
                                                            =========        =========          ==========         ===========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                                          $     3.69       $    (1.96)        $      2.80        $      84.27
                                                            =========        =========          ==========         ===========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                             85,059           85,059              85,059              85,059
                                                            =========        =========          ==========         ===========




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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                    For the Six Months Ended
                                                                                              June 30,
                                                                                   ----------------------------------
                                                                                      1999                   1998
                                                                                  ------------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $      240,822           $  7,170,532
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                     397,044              2,173,449
     Gain on sale of cable television system                                              -               (12,638,349)
     Minority interest in consolidated income                                          159,012              4,734,717
     Decrease (increase) in trade receivables                                              216                (25,876)
     Decrease (increase) in deposits, prepaid expenses
      and deferred charges                                                             323,977               (410,330)
     Decrease in accounts payable, accrued liabilities
      and subscriber prepayments                                                      (994,207)              (745,012)
                                                                                  ------------            -----------

         Net cash provided by operating activities                                     126,864                259,131
                                                                                  ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                                              (120,710)              (870,592)
 Proceeds from sale of cable television system, net of
  brokerage fee                                                                           -                20,865,000
                                                                                  ------------            -----------

         Net cash provided by (used in) investing activities                          (120,710)            19,994,408
                                                                                  ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                                 -                 1,018,892
 Repayment of debt                                                                      (7,380)           (10,270,114)
 Distribution to Venture Partner                                                          -                (4,374,700)
 Distributions to Limited Partners                                                        -                (6,625,300)
                                                                                  ------------            -----------

         Net cash used in financing activities                                          (7,380)           (20,251,222)
                                                                                  ------------            -----------

Increase (decrease) in cash                                                             (1,226)                 2,317

Cash, beginning of period                                                              118,938                454,501
                                                                                  ------------            -----------

Cash, end of period                                                             $      117,712           $    456,818
                                                                                  ============            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                                  $       81,699           $    499,181
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its results of operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Jones Cable Income Fund 1-B/C Venture (the "Venture") reduced by the 40 percent minority interest in the Venture owned by Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B"). All interpartnership accounts and transactions have been eliminated. The Venture owned and operated the cable television system serving Myrtle Creek, Oregon (the "Myrtle Creek System") until its sale on July 30, 1999. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and the Venture.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in June and July 1999. From the sale proceeds, the Venture paid a $250,000 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the outstanding balance on the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of June 30, 1999, the remaining net sale proceeds of approximately $6,500,000 will be distributed 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership will receive approximately $3,915,000 and Fund 1-B will receive approximately $2,585,000 of such distribution. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it will distribute the balance to the limited partners of the Partnership. This distribution is expected to be made in the third quarter of 1999. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities and the Venture will then distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will distribute the balance, if any, to the limited partners.

     Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed.

(3) On January 9, 1998, the Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-B. The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership used its portion of these proceeds to repay a portion of its remaining liabilities, therefore no distribution of these funds was made to the limited partners.

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and six month periods ended June 30, 1999 were $29,383 and $59,751, respectively, compared to $156,851 and $312,347, respectively, for the similar 1998 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner for the three and six month periods ended June 30, 1999 were $25,308 and $68,732, respectively, compared to $195,311 and $384,655, respectively, for the similar 1998 periods.

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

     On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in June and July 1999. From the sale proceeds, the Venture paid a $250,000 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the outstanding balance on the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of June 30, 1999, the remaining net sale proceeds of approximately $6,500,000 will be distributed 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership will receive approximately $3,915,000 and Fund 1-B will receive approximately $2,585,000 of such distribution. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it will distribute the balance to the limited partners of the Partnership. This distribution is expected to be made in the third quarter of 1999. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities and the Venture will then distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will distribute the balance, if any, to the limited partners.

     Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed.

     On January 9, 1998, the Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-B.
The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership used it's portion of these proceeds to repay a portion of its remaining liabilities, therefore no distribution of these funds was made to the limited partners.

     During the first six months of 1999, capital expenditures within the Myrtle Creek System totaled approximately $120,710. These expenditures were for the construction of service drops to subscribers' homes. Funding for these expenditures was provided by cash on hand and cash generated from operations. Capital expenditures made in 1999 were used to maintain the value of the Myrtle Creek System until its sale on July 30, 1999. Funding for these expenditures was provided by cash on hand and cash generated from operations. The Venture was obligated to conduct its business in the ordinary course until the Myrtle Creek System's sale.

     Because the Venture has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Venture's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Myrtle Creek System sale on July 30, 1999, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining in the interest-bearing indemnity escrow account.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The sale of the Venture's Myrtle Creek System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. Limited partners of record at the close of business on June 1, 1999, were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners for the system sale:


                          No. of
                         Interests       Approved            Against          Abstained       Did Not Vote
                         Entitled to    -------------------------------------------------------------------------
                            Vote         No.        %       No.      %        No.      %       No.       %
                         -----------    ----       ---      ---     ---       ---     ---      ---      ---

Myrtle Creek System         85,059      48,313    56.8      365     .43     1,288    1.51     35,093    41.26


Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

             Report on Form 8-K dated April 7, 1999, filed on April 15, 1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition on a controlling interest in the General Partner.

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



Dated:  August 16, 1999