Form 10-Q
period 1999-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 1999-11-15
CIK 813710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------  -----------

                       Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010419
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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                     September 30,   December 31,
               ASSETS                                                    1999            1998
               ------                                                -------------   ------------
CASH                                                                  $6,714,752     $   118,938

PROCEEDS FROM SALE IN INTEREST-BEARING ESCROW ACCOUNT                    503,750               -

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,507 at December 31, 1998                                --             8,676

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    --         5,763,293
  Less- accumulated depreciation                                            --        (3,331,334)
                                                                      ----------     -----------

                                                                            --         2,431,959

  Franchise costs and other intangible assets, net of accumulated
    amortization of $3,793,620 at December 31, 1998                         --           833,473
                                                                      ----------     -----------

        Total investment in cable television properties                     --         3,265,432
                                                                      ----------     -----------

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             --           450,504
                                                                      ----------     -----------

        Total assets                                                  $7,218,502     $ 3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                             September 30,   December 31,
    LIABILITIES AND PARTNERS' CAPITAL                             1999           1998
    ---------------------------------                        -------------   ------------
LIABILITIES:
  Debt                                                        $       --     $  2,417,756
  Accounts payable and accrued liabilities                         407,833      1,287,365
  Subscriber prepayments                                              --           32,076
                                                              ------------   ------------

                  Total liabilities                                407,833      3,737,197
                                                              ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                               2,750,185         83,879
                                                              ------------   ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated earnings                                           112,443        112,443
    Distributions                                                 (113,443)      (113,443)
                                                              ------------   ------------
                                                                         -              -
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      September 30, 1999 and December 31, 1998)                 34,909,262     34,909,262
    Accumulated earnings                                        14,330,927     10,292,917
    Distributions                                              (45,179,705)   (45,179,705)
                                                              ------------   ------------

                                                                 4,060,484         22,474
                                                              ------------   ------------

                  Total liabilities and partners' capital     $  7,218,502   $  3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                For the Three Months Ended        For the Nine Months Ended
                                                       September 30,                     September 30,
                                               ----------------------------      ----------------------------

                                                   1999             1998            1999             1998
                                               -----------      -----------      -----------     ------------
REVENUES                                       $   188,993      $ 1,689,051      $ 1,384,006     $  7,935,981

COSTS AND EXPENSES:
  Operating expenses                               184,450        1,317,367          909,868        4,931,092
  Management fees and allocated overhead
    from General Partner                            17,843          186,371          146,326          883,373
  Depreciation and amortization                     64,186          572,488          461,230        2,745,937
                                               -----------      -----------      -----------     ------------

OPERATING LOSS                                     (77,486)        (387,175)        (133,418)        (624,421)
                                               -----------      -----------      -----------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                  (3,514)        (152,863)         (84,280)        (555,149)
  Interest income on escrowed proceeds               3,750                -            3,750                -
  Gain on sale of cable television systems       6,350,069       23,191,974        6,350,069       35,830,323
  Other, net                                        31,663           72,925          568,195          (20,643)
                                               -----------      -----------      -----------     ------------

          Total other income (expense), net      6,381,968       23,112,036        6,837,734       35,254,531
                                               -----------      -----------      -----------     ------------

CONSOLIDATED INCOME                              6,304,482       22,724,861        6,704,316       34,630,110

MINORITY INTEREST IN
  CONSOLIDATED INCOME                           (2,507,294)      (9,037,678)      (2,666,306)     (13,772,395)
                                               -----------      -----------      -----------     ------------

NET INCOME                                     $ 3,797,188      $13,687,183      $ 4,038,010     $ 20,857,715
                                               ===========      ===========      ===========     ============

ALLOCATION OF NET INCOME:
  General Partner                              $    (2,408)     $     4,415      $         -     $      6,448
                                               ===========      ===========      ===========     ============

  Limited Partners                             $ 3,799,596      $13,682,768      $ 4,038,010     $ 20,851,267
                                               ===========      ===========      ===========     ============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                             $     44.67      $    160.87      $     47.47     $     245.14
                                               ===========      ===========      ===========     ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 85,059           85,059           85,059           85,059
                                               ===========      ===========      ===========     ============



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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                For the Nine Months Ended
                                                                       September 30,
                                                               ---------------------------
                                                                   1999           1998
                                                               ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 4,038,010    $ 20,857,715
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                461,230       2,745,937
      Gain on sale of cable television systems                  (6,350,069)    (35,830,323)
      Minority interest in consolidated income                   2,666,306      13,772,395
      Decrease in trade receivables                                  8,676         357,060
      Decrease (increase) in deposits, prepaid expenses and
         deferred charges                                          413,166        (291,819)
      Decrease in accounts payable, accrued liabilities
         and subscriber prepayments                               (911,608)     (1,026,159)
                                                               -----------    ------------

          Net cash provided by operating activities                325,711         584,806
                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (109,589)     (1,290,508)
  Proceeds from sale of cable television systems, net of
    brokerage fees and escrow                                    8,797,448      60,596,250
                                                               -----------    ------------

          Net cash provided by investing activities              8,687,859      59,305,742
                                                               -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               -       1,339,584
  Repayment of debt                                             (2,417,756)    (22,042,598)
  Distribution to Joint Venture Partner                                  -     (15,700,281)
  Distribution to limited partners                                       -     (23,777,419)
                                                               -----------    ------------

          Net cash used in financing activities                 (2,417,756)    (60,180,714)
                                                               -----------    ------------

Increase (decrease) in cash                                      6,595,814        (290,166)

Cash, beginning of period                                          118,938         454,501
                                                               -----------    ------------

Cash, end of period                                            $ 6,714,752    $    164,335
                                                               ===========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $    84,684    $    790,430
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately
13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,535,844, subject to customary closing adjustments. The initial sales price of $10,000,000 was reduced $1,507 for each of the Myrtle Creek System's equivalent basic subscribers less than 6,650 at closing. At July 30, 1999, the Myrtle Creek System had 6,342 equivalent basic subscribers, which reduced the initial sales price by $464,156. When final closing adjustments are done approximately ninety days after closing, the equivalent basic subscribers will be recounted and the sales price will be adjusted accordingly. From the sale proceeds, the Venture paid a $238,396 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the outstanding balance on the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of September 30, 1999, the remaining net sale proceeds will be distributed 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it plans to distribute the balance to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture then plans to distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it plans to distribute the balance, if any, to the limited partners.

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

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after July 30, 1999. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1999 were $9,449 and $69,200, respectively, compared to $84,452 and $396,799, respectively, for the similar 1998 periods.

     The Venture will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to operating costs during the periods that the Venture operated its cable telvision systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made to the Venture by the General Partner for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 were $8,394 and $77,126, respectively, compared to $101,919 and $486,574, respectively, for the similar 1998 periods.

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

     On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,535,844, subject to customary closing adjustments. The initial sales price of $10,000,000 was reduced $1,507 for each of the Myrtle Creek System's equivalent basic subscribers less than 6,650 at closing. At July 30, 1999, the Myrtle Creek System had 6,342 equivalent basic subscribers, which reduced the initial sales price by $464,156. When final closing adjustments are done approximately ninety days after closing, the equivalent basic subscribers will be recounted and the sales price will be adjusted accordingly. From the sale proceeds, the Venture paid a $238,396 brokerage fee to The Intercable Group representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the outstanding balance on the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of September 30, 1999, the remaining net sale proceeds will be distributed 60 percent to the Partnership and 40 percent to Fund 1-B. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it plans to distribute the balance to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture then plans to distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it plans to distribute the balance, if any, to the limited partners.

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

RESULTS OF OPERATIONS
---------------------

     Due to the Myrtle Creek System sale on July 30, 1999, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. For the period ended September 30, 1999, the Venture had total revenues of $1,384,006 and generated an operating loss of $133,418. Because of the gain of $6,350,069 on the sale of the Myrtle Creek System, the Venture realized net income of $6,704,316 during the nine months ended September 30, 1999.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                 Report on Form 8-K dated July 30, 1999, filed August 16, 1999, reported that on July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments.

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



Dated:  November 12, 1999