Form 10-K
period 1999-12-31
JONES CABLE INCOME FUND 1-C LTD
filed 2000-03-23
CIK 813710

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission file number:             0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

         Colorado                                          84-1010419
         --------                                          ----------
(State of Organization)                        (IRS Employer Identification No.)

c/o Comcast Corporation, 1500 Market Street,
Philadelphia, Pennsylvania 19102-2148                    (215) 665-1700
--------------------------------------------             --------------
(Address of principal executive office              (Registrant's telephone no.
and Zip Code)                                        including area code)



       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes        x                                    No
                  ------                                    -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    _________



                    DOCUMENTS INCORPORATED BY REFERENCE: None

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1. BUSINESS
                               -----------------

         THE PARTNERSHIP. Jones Cable Income Fund 1-C, Ltd. (the "Partnership") is a Colorado limited partnership. The Partnership and Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") formed a general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") in which the Partnership owns a 60% interest and Fund 1-B owns a 40% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner").

         The Partnership's only asset is its 60% interest in the Venture. The Venture has sold all of its cable television systems. During 1999, the Venture sold its last operating asset, the cable television system serving the communities of Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System").

         One of the primary objectives of the Venture was to provide quarterly cash flow distributions to its partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations in 1999 to fund capital expenditures in the Myrtle Creek System until it was sold and thus it did not declare quarterly cash flow distributions during 1999, although it did make a distribution to its partners of $6,300,000 from the proceeds of the sale of the Myrtle Creek System, as described below. Because all of its cable systems have been sold, the Venture will not resume cash flow distributions. Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, the Partnership and the Venture will not be dissolved until the monies in escrow from the sale of the Myrtle Creek System have been released. It is anticipated that the Partnership and the Venture will be liquidated and dissolved before the end of the year 2000.

         NEW GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with

Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEM. On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid all of its indebtedness, paid certain fees and expenses of the transaction and deposited $500,000 into an indemnity escrow account. The remaining approximately $6,300,000 of sale proceeds was distributed 60% to the Partnership and 40% to Fund 1-B. From the Partnership's $3,800,000 portion of this amount, the Partnership retained $1,100,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $2,700,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $63.50 per $1,000 invested in the Partnership.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

         Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Myrtle Creek System (July 30, 1999) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after July 30, 1999.


                              ITEM 2. PROPERTIES
                              ------------------

         As of December 31, 1999, the Partnership and the Venture do not own any cable television systems.


                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

         None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

         None.


                                   PART II.
                                   --------

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
               ------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the approximate number of equity security holders in the Partnership was 4,776.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                                For the Year Ended December 31,
                                                  --------------------------------------------------------------------------------
Jones Cable Income Fund 1-C, Ltd.(a)                 1999             1998             1997               1996             1995
------------------------------------              -----------     ------------      -----------        -----------     -----------
Revenues                                          $ 1,384,006     $  8,558,726      $18,338,834        $24,624,270     $22,867,228
Depreciation and Amortization                         461,230        2,947,988        5,414,431          7,919,508       8,951,345
Operating Income (Loss)                              (133,418)        (678,676)         536,176            161,479      (1,244,929)
Consolidated Income (Loss)                          6,702,143(b)    34,341,838(c)    17,422,414(d)      (2,980,092)     (4,371,145)
Minority Interest in Consolidated (Income) Loss    (2,665,442)     (13,657,749)      (6,928,894)         1,185,182       1,738,404
Net Income (Loss)                                   4,036,701       20,684,089       10,493,520         (1,794,910)     (2,632,741)
Net Income (Loss) per Limited Partnership Unit          47.46(b)        243.10(c)        119.47(d)          (20.89)         (30.64)
Distributions per Limited Partnership Unit              31.74(b)        279.54(c)        106.22(d)               -               -
Weighted Average Number of Limited
  Partnership Units Outstanding                        85,059           85,059           85,059             85,059          85,059
General Partner's Deficit                                   -                -           (6,448)          (337,889)       (319,940)
Limited Partners' Capital                           1,359,175           22,474        3,122,252          1,994,813       3,771,774
Total Assets                                        7,543,269        3,843,550       30,514,718         47,556,243      50,844,037
Debt                                                       -         2,417,756       23,624,588         42,559,250      43,104,090
Jones Intercable Advances                             734,773        1,101,996                -            284,390         109,893

(a) This financial information represents the consolidated operations of Jones Cable Income Fund 1-C, Ltd., which includes the operations of Jones Cable Income Fund 1-B/C Venture, in which Jones Cable Income Fund 1-C, Ltd. has an interest of approximately 60 percent.

(b) Consolidated income and distributions resulted primarily from the sale of the Myrtle Creek System by Jones Cable Income Fund 1-B/C Venture in July 1999.

(c) Consolidated income and distributions resulted primarily from the sale of the Clearlake System in January 1998, the Southwest Michigan System in July 1998 and the South Sioux City System in August 1998 by Jones Cable Income Fund 1-B/C Venture.

(d) Consolidated income and distributions resulted primarily from the sale of the Colorado Systems by Jones Cable Income Fund 1-B/C Venture in January 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION
-------------------

        Jones Cable Income Fund 1-C, Ltd.
        ---------------------------------

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

        Jones Cable Income Fund 1-B/C Venture
        -------------------------------------

        On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid all of its indebtedness, paid a brokerage fee, settled working capital adjustments and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of approximately $6,300,000 were distributed 60 percent to the Partnership and 40 percent to Fund 1-B. From the Partnership's $3,800,000 portion of this amount, the Partnership retained $1,100,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $2,700,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $32 for each $500 limited partnership interest, or $64 for each $1,000 invested in the Partnership.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

         Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed.

RESULTS OF OPERATIONS
---------------------

         Due to the Myrtle Creek System sale on July 30, 1999, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. For the period ended December 31, 1999, the Venture had total revenues of $1,384,006 and generated an operating loss of $133,418. Because of the gain of $6,350,069 on the sale of the Myrtle Creek System, the Venture realized net income of $6,702,143 during the year ended December 31, 1999.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Partners of Jones Cable Income Fund 1-C, Ltd.:

         We have audited the accompanying consolidated balance sheets of JONES CABLE INCOME FUND 1-C, LTD. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-C, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 3, 2000.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                         ----------------------------

                                                                                            December 31,
                                                                                ------------------------------
                  ASSETS                                                            1999               1998
                  ------                                                        -----------         -----------
CASH                                                                            $ 7,033,894         $   118,938

PROCEEDS FROM SALE IN INTEREST-BEARING ACCOUNT                                      509,375                   -

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,507 at December 31, 1998                                              -               8,676

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                  -           5,763,293
  Less- accumulated depreciation                                                          -          (3,331,334)
                                                                                -----------         -----------
                                                                                          -           2,431,959

  Franchise costs and other intangible assets, net of accumulated
    amortization of $3,793,620 at December 31, 1998                                       -             833,473
                                                                                -----------         -----------

         Total investment in cable television properties                                  -           3,265,432

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                               -             450,504
                                                                                -----------         -----------
         Total assets                                                           $ 7,543,269         $ 3,843,550
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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                      December 31,
                                                            -------------------------------

         LIABILITIES AND PARTNERS' CAPITAL                       1999               1998
         ---------------------------------                  ------------      -------------
LIABILITIES:
  Debt                                                      $          -       $  2,417,756
  Accrued distribution to limited partners                     2,700,000                  -
  Accrued distribution to Venture Partner                      2,500,000                  -
  Jones Intercable advances                                      734,773          1,101,996
  Accounts payable and accrued liabilities                             -            185,369
  Subscriber prepayments                                               -             32,076
                                                            ------------       ------------
         Total liabilities                                     5,934,773          3,737,197
                                                            ------------       ------------

MINORITY INTEREST IN JOINT VENTURE                               249,321             83,879
                                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                            1,000              1,000
    Accumulated earnings                                         112,443            112,443
    Distributions                                               (113,443)          (113,443)
                                                            ------------       ------------
                                                                       -                  -
                                                            ------------       ------------
  Limited Partners-
    Net contributed capital (85,059 units outstanding at
      December 31, 1999 and 1998)                             34,909,262         34,909,262
    Accumulated earnings                                      14,329,618         10,292,917
    Distributions                                            (47,879,705)       (45,179,705)
                                                            ------------       ------------
                                                               1,359,175             22,474
                                                            ------------       ------------
         Total liabilities and partners' capital            $  7,543,269       $  3,843,550
                                                            ============       =============

               The accompanying notes to consolidated financial
                   statements are an integral part of these
                         consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                    Year Ended December 31,
                                                       ---------------------------------------------
                                                            1999            1998             1997
                                                       -----------     -------------    ------------
REVENUES                                               $ 1,384,006     $   8,558,726    $ 18,338,834

COSTS AND EXPENSES:
  Operating expenses                                       909,868         5,317,589      10,395,892
  Management fees and allocated overhead from
    Jones Intercable                                       146,326           971,825       1,992,335
  Depreciation and amortization                            461,230         2,947,988       5,414,431
                                                       -----------     -------------    ------------
OPERATING INCOME (LOSS)                                   (133,418)         (678,676)        536,176
                                                       -----------     -------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                        (125,275)         (731,711)     (1,521,275)
  Gain on sales of cable television systems              6,350,069        35,830,323      18,493,041
  Other, net                                               610,767           (78,098)        (85,528)
                                                       -----------     -------------    ------------

               Total other income (expense), net         6,835,561        35,020,514      16,886,238
                                                       -----------     -------------    ------------

CONSOLIDATED INCOME                                      6,702,143        34,341,838      17,422,414

MINORITY INTEREST IN CONSOLIDATED
  INCOME                                                (2,665,442)      (13,657,749)     (6,928,894)
                                                       -----------     -------------    ------------

NET INCOME                                             $ 4,036,701     $  20,684,089    $ 10,493,520
                                                       ===========     =============    ============
ALLOCATION OF NET INCOME:
  General Partner                                      $         -     $       6,448    $    331,441
                                                       ===========     =============    ============
  Limited Partners                                     $ 4,036,701     $  20,677,641    $ 10,162,079
                                                       ===========     =============    ============
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                     $     47.46     $      243.10    $     119.47
                                                       ===========     =============    ============
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                             85,059            85,059          85,059
                                                       ===========     =============    ============

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            ------------------------------------------------------

                                                  Year Ended December 31,
                                    -------------------------------------------
                                         1999          1998            1997
                                    -----------     -------------   -----------
GENERAL PARTNER:
  Balance, beginning of year        $         -     $      (6,448)  $  (337,889)
  Net income for year                         -             6,448       331,441
                                    -----------     -------------   -----------
  Balance, end of year              $         -     $           -   $    (6,448)
                                    ===========     =============   ===========

LIMITED PARTNERS:
  Balance, beginning of year        $    22,474     $   3,122,252   $ 1,994,813
  Distributions                      (2,700,000)      (23,777,419)   (9,034,640)

  Net income for year                 4,036,701        20,677,641    10,162,079
                                    -----------     -------------   -----------
  Balance, end of year              $ 1,359,175     $      22,474   $ 3,122,252
                                    ===========     =============   ===========

               The accompanying notes to consolidated financial
                   statements are an integral part of these
                           consolidated statements.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                            Year Ended December 31,
                                                               -----------------------------------------------
                                                                    1999               1998            1997
                                                               -----------      -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 4,036,701      $  20,684,089     $ 10,493,520
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                461,230          2,947,988        5,414,431
      Gain on sales of cable television systems                 (6,350,069)      (35,830,323)      (18,493,041)

      Minority interest in consolidated income                   2,665,442         13,657,749        6,928,894
      Decrease in trade receivables                                  8,676            353,796          167,553
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                               331,136            (78,522)        (265,161)
      Decrease in accounts payable,
        accrued liabilities and subscriber prepayments            (217,445)          (328,474)        (244,887)
      Decrease in Jones Intercable advances                       (367,223)                 -         (284,390)
                                                               -----------      -------------      -----------

         Net cash provided by operating activities                 568,448          1,406,303        3,716,919
                                                               -----------      -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (109,589)        (1,353,584)      (4,155,396)
  Proceeds from sales of cable television systems,
    net of brokerage fees and escrow proceeds                    8,873,853         60,296,250       34,125,000
                                                               -----------      -------------      -----------
         Net cash provided by investing activities               8,764,264         58,942,666       29,969,604
                                                               -----------      -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               -          1,339,583       17,215,086
  Repayment of debt                                             (2,417,756)       (22,546,415)     (36,149,748)
  Distribution to Venture Partner                                        -        (15,700,281)      (5,965,360)
  Distributions to limited partners                                      -        (23,777,419)      (9,034,640)
                                                               -----------      -------------      -----------
         Net cash used in financing activities                  (2,417,756)       (60,684,532)     (33,934,662)
                                                               -----------      -------------      -----------

Increase (decrease) in cash                                      6,914,956           (335,563)        (248,139)

Cash, beginning of year                                            118,938            454,501          702,640
                                                               -----------      -------------      -----------

Cash, end of year                                              $ 7,033,894      $     118,938     $    454,501
                                                               ===========      =============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $   102,098      $     955,375     $  1,680,766
                                                               ===========      =============     ============
NON-CASH TRANSACTIONS:
  Accrued distribution to Venture Partner                      $ 2,500,000      $           -        $       -
                                                               ===========      =============     ============
  Accrued distribution to limited partners                     $ 2,700,000      $           -        $       -
                                                               ===========      =============     ============


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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)      ORGANIZATION AND PARTNERS' INTERESTS
         ------------------------------------
         Formation and Business
         ----------------------

         Jones Cable Income Fund 1-C, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 9, l987, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, develop and operate cable television systems.

         New General Partner
         -------------------

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Formation of Joint Venture
         --------------------------

         At December 31, 1999, the Partnership owned a 60 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"), through a capital contribution made to the Venture in November 1987 of $36,681,000 and Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") owned a 40 percent interest in the Venture. The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around the cities of Brighton and Broomfield, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems"); Clearlake and Lakeport, California (the "Clearlake System"); Myrtle Creek, Oregon (the "Myrtle Creek System"); South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System"). The Venture had net income of $6,702,143, $34,341,838 and $17,422,414 in 1999,
1998 and 1997, respectively, of which income of $4,036,701, $20,684,089 and $10,493,520 in 1999, 1998 and 1997, respectively, was allocated to the Partnership.

         Cable Television System Sales
         -----------------------------

         Myrtle Creek System
         -------------------

         On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid the outstanding balance on its credit facility of $2,400,000, paid a $240,355 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, representing 2.5 percent of the sales price, for acting as a broker in the transaction, settled working capital adjustments, and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of approximately $6,300,000 were distributed 60 percent to the Partnership and 40 percent to Fund 1-B. From the Partnership's $3,800,000 portion of this amount, the Partnership retained $1,100,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $2,700,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $32 for each $500 Partnership interest, or $64 for each $1,000 invested in the Partnership.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

         Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed.

         South Sioux City System Sale
         ----------------------------

         On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000. From the sale proceeds, the Venture repaid $2,000,000 of the then-outstanding balance on the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $237,500, settled working capital adjustments and then the Venture distributed the net sales proceeds of $7,277,700 to the Partnership and Fund 1-B. The Partnership received $4,383,359 and Fund 1-B received $2,894,341 of such distribution. The Partnership, in turn, distributed the $4,383,359 (an approximate return of $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the South Sioux City sale proceeds.

         Southwestern Michigan System
         ----------------------------

         On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000. From the sale proceeds, the Venture repaid $9,500,000 of the then-outstanding balance of the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $781,250, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-B. The Partnership received $12,768,760 and Fund 1-B received $8,431,240 of such distribution. The Partnership, in turn, distributed the $12,768,760 (an approximate return of $150 for each $500 limited partnership interest, or $300 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds.

         Clearlake System
         ----------------

         On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000. From the sale proceeds, the Venture repaid $9,600,000 of the then-outstanding balance on the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $535,000, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-B. The Partnership received $6,625,300 and Fund 1-B received $4,374,700 of such distribution. The Partnership, in turn, distributed the $6,625,300 (an approximate return of $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in February 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the Clearlake System's sale proceeds.

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

         Colorado Systems
         ----------------

         On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. From the sale proceeds, the Venture repaid a portion of the balance outstanding on its credit facility, paid a $875,000 brokerage fee to The Intercable Group, settled working capital adjustments and then the Venture distributed the net sale proceeds of $15,000,000 to the Partnership and Fund 1-B. The Partnership received $9,034,640 and Fund 1-B received $5,965,360 of such distribution. The Partnership, in turn, distributed the $9,034,640 (an approximate return of $106 for each $500 limited partnership interest, or $212 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the sale proceeds.

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

         All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which was allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by Fund 1-B's 40 percent minority interest in the Venture.

         All interpartnership accounts and transactions have been eliminated.

         Property, Plant and Equipment
         -----------------------------

         Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

             Cable distribution systems                    5 -  15 years
             Equipment and tools                           5 -   7 years
             Office furniture and equipment                3 -   5 years
             Buildings                                          30 years
             Vehicles                                      3 -   4 years

         Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

         Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets become fully depreciated and were no longer in service.

         Intangible Assets
         -----------------

         Costs assigned to intangible assets were amortized using the straight-line method over remaining estimated useful lives ranging from 1-31 years.

         Revenue Recognition
         -------------------

         Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES
         -------------------------------------------------

         Brokerage Fees
         --------------

         The Intercable Group performed brokerage services for the Venture. For brokering the Venture's sale of the Myrtle Creek System, The Intercable Group earned a $240,355 fee, or 2.5 percent of the sales price, for the year ended December 31, 1999. For brokering the Venture's sales of the Clearlake System, the Southwestern Michigan System and the South Sioux City System, The Intercable Group earned fees totaling $535,000, $781,250 and $237,500, respectively, or 2.5 percent of the respective sales prices, for the year ended December 31, 1998. For brokering the Venture's sale of the Colorado Systems, The Intercable Group earned a $875,000 fee, or 2.5 percent of the sales price, for the year ended December 31, 1997.

         Management Fees, Distribution Ratios and Reimbursements
         -------------------------------------------------------

         Jones Intercable managed the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable has not received and will not receive a management fee after July 30, 1999. Management fees paid to Jones Intercable by the Venture during the years ended December 31, 1999, 1998 and 1997 were $69,200, $427,936 and
$916,942, respectively.

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

         The Venture reimburses the Partnership's general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to operating costs during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made by the Venture to Jones Intercable for overhead and administrative expenses during the years ended December 31, 1999, 1998 and 1997 were $130,975, $543,889 and $1,075,393, respectively.

         The Venture was charged interest during 1999 at an average rate of 7.18 percent on amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Jones Intercable in 1999 was $36,244.

         Payments to/from Affiliates for Programming Services
         ----------------------------------------------------

         The Venture receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable, until April 7, 1999 (see Note 1).

         Payments to Superaudio totaled $1,707, $16,706 and $31,780 in 1999, 1998 and 1997, respectively. Payments to Knowledge TV, Inc. totaled $1,368, $17,022 and $30,775 in 1999, 1998 and 1997, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $15,656 in 1997. Payments to Great American Country, Inc. totaled $1,368, $16,629 and $23,695 in 1999, 1998 and 1997, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Venture totaling $2,295, $28,497 and $59,075 in 1999, 1998 and 1997, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         Property, plant and equipment as of December 31, 1999 and 1998, consisted of the following:

                                                             December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    ---------      ------------
         Cable distribution systems                 $     -        $  5,017,230
         Equipment and tools                              -             349,643
         Office furniture and equipment                   -             181,056
         Buildings                                        -             105,764
         Vehicles                                         -             109,600
         Land                                             -                -
                                                    ---------      ------------
                                                          -           5,763,293

                  Less- accumulated depreciation          -          (3,331,334)
                                                    ---------      ------------

                                                    $     -         $ 2,431,959
                                                    =========      ============

(5)      DEBT

         Debt consisted of the following:                   December 31,
                                                    ---------------------------
                                                       1999             1998
                                                    ---------      ------------
                  Lending institutions -
                    Revolving credit agreement       $    -        $  2,400,000
                  Capital lease obligations               -              17,756
                                                    ---------      ------------

                                                     $    -        $  2,417,756
                                                    =========      ============

         The $2,400,000 outstanding balance of the credit facility was repaid upon the sale of the Venture's Myrtle Creek System on July 30, 1999. Interest on outstanding principal was calculated at the Venture's option of the Base Rate plus 1/8, or the Euro-Rate plus 1 1/8 percent.

(6)      INCOME TAXES

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

         Taxable income (loss) reported to the partners is different from that reported in the consolidated statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the consolidated statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture then plans to distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved. If any amounts remain at the time of the Partnership's liquidation and dissolution, such amounts would be distributed to the limited partners.


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:



                                                               Year Ended December 31,
                                                         ------------------------------------
                                                             1999         1998        1997
                                                         ----------   ----------   ----------
         Maintenance and repairs                         $    8,644   $   60,185   $  140,994
                                                         ==========   ==========   ==========

         Taxes, other than income and payroll taxes      $   14,057   $  122,253   $  459,969
                                                         ==========   ==========   ==========

         Advertising                                     $   22,016   $  152,119   $  219,240
                                                         ==========   ==========   ==========

         Depreciation of property, plant and equipment   $  256,188   $1,705,274   $3,458,105
                                                         ==========   ==========   ==========

         Amortization of intangible assets               $  205,042   $1,242,714   $1,956,326
                                                         ==========   ==========   ==========


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

         RALPH J. ROBERTS is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                        ITEM 11. EXECUTIVE COMPENSATION

         Neither the Partnership nor the Venture have any employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and the Venture and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership and the Venture. See ITEM 13.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the year ended December 31, 1999, such reimbursements made by the Venture totaled $130,975. The Partnership made no such reimbursements in 1999.

         Prior to the sale of the Myrtle Creek System, the Venture paid a management fee to the Partnership's general partner equal to 5% of the Venture's gross revenues from system operations. During the year ended December 31, 1999, such management fees totaled $69,200. It is expected that the Partnership and the Venture will never again pay management fees.

         An affiliate of Jones Intercable performed brokerage services for the Venture in connection with the sale of the Myrtle Creek System and was paid brokerage fees totaling $240,355, or 2.5% of the sales price, during the year ended December 31, 1999. It is expected that the Partnership and the Venture will never again pay brokerage fees.

         The Partnership and the Venture are charged interest on amounts advanced by the Partnership's general partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, the Partnership paid no such interest charges and the Venture paid interest charges of $36,244.

         Prior to the sale of the Myrtle Creek System, the Venture paid programming service fees to affiliates of Jones Intercable. The amounts of such programming service fees paid to affiliates during 1999 were not material. It is expected that the Partnership and the Venture will never again pay programming service fees.

                                   PART IV.

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)  1.               See index to financial statements for a list of financial
                      statements and exhibits thereto filed as a part of this report.

     3.               The following exhibits are filed herewith:

     4.1 Limited Partnership Agreement of Jones Cable Income Fund 1-C, Ltd. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

     4.2 Joint Venture Agreement of Jones Cable Income Fund 1-B/C Venture. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

     27               Financial Data Schedule

     (b)              Reports on Form 8-K.

                      None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                            JONES CABLE INCOME FUND 1-C, LTD.,
                                            a Colorado limited partnership
                                            By:  Comcast JOIN Holdings, Inc.,
                                                 a Delaware corporation, its
                                                 general partner


                                            By:  /s/ Brian L. Roberts
                                                 -----------------------------
                                                 Brian L. Roberts
Dated:  March 22, 2000                           President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            By:  /s/ Ralph J. Roberts
                                                 -----------------------------
                                                 Ralph J. Roberts
Dated:  March 22, 2000                           Chairman; Director


                                            By:  /s/ Brian L. Roberts
                                                 -----------------------------
                                                 Brian L. Roberts
                                                 President; Director
Dated:  March 22, 2000                           (Principal Executive Officer)


                                            By:  /s/ Lawrence S. Smith
                                                 -----------------------------
                                                 Lawrence S. Smith
Dated:  March 22, 2000                           Executive Vice President;
                                                 Director


                                            By:  /s/ Stanley L. Wang
                                                 -----------------------------
                                                 Stanley L. Wang
Dated:  March 22, 2000                           Executive Vice President;
                                                 Secretary; Director


                                            By:  /s/ John R. Alchin
                                                 -----------------------------
                                                 John R. Alchin
                                                 Executive Vice President;
                                                 Treasurer
Dated:  March 22, 2000                           (Principal Financial Officer)


                                            By:  /s/ Lawrence J. Salva
                                                 -----------------------------
                                                 Lawrence J. Salva
                                                 Senior Vice President
Dated:  March 22, 2000                           (Principal Accounting Officer)