Form 10-Q
period 2000-03-31
JONES CABLE INCOME FUND 1-C LTD
filed 2000-05-15
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

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

Yes    X                                                              No
    ------                                                               -------

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                         March 31,               December 31,
                                     ASSETS                                2000                      1999
                                     ------                         -------------------      --------------------
Cash                                                                $        6,199,035       $         7,033,894

Proceeds from sale in interest-bearing account                                 515,000                   509,375
                                                                    -------------------      --------------------
          Total assets                                              $        6,714,035       $         7,543,269
                                                                    ===================      ====================

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
  Accrued distribution to limited partners                          $                -       $         2,700,000
  Accrued distribution to Venture Partner                                      888,000                 2,500,000
  Advances from affiliates                                                   4,274,800                   734,773
                                                                    -------------------      --------------------
          Total liabilities                                                  5,162,800                 5,934,773
                                                                    -------------------      --------------------
MINORITY INTEREST IN JOINT VENTURE                                             226,549                   249,321
                                                                    -------------------      --------------------
PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                         1,000                     1,000
     Accumulated earnings                                                      112,443                   112,443
     Distributions                                                            (113,443)                 (113,443)
                                                                    -------------------      --------------------
                                                                                     -                         -
                                                                    -------------------      --------------------
Limited Partners-
  Net contributed capital (85,059 units outstanding
    at March 31, 2000 and December 31, 1999)                                34,909,262                34,909,262
  Accumulated earnings                                                      14,295,129                14,329,618
  Distributions                                                            (47,879,705)              (47,879,705)
                                                                    -------------------      --------------------
                                                                             1,324,686                 1,359,175
                                                                    -------------------      --------------------
          Total liabilities and partners' capital                   $        6,714,035       $         7,543,269
                                                                    ===================      ====================

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                   For the Three Months Ended
                                                             March 31,
                                            ---------------------------------------------
                                                   2000                     1999
                                            -------------------      --------------------
REVENUES                                    $                -       $           607,350

COSTS AND EXPENSES:
  Operating expenses                                         -                   371,932
  Management fees and allocated overhead
    from Jones Intercable                                    -                    73,792
  Depreciation and amortization                              -                   198,524
                                            -------------------      --------------------
OPERATING LOSS                                               -                   (36,898)
                                            -------------------      --------------------
OTHER INCOME (EXPENSE):
  Interest expense                                           -                   (50,574)
  Interest income                                       17,539                    15,114
  Other, net                                           (74,800)                  (54,517)
                                            -------------------      --------------------
          Total other income (expense), net            (57,261)                  (89,977)
                                            -------------------      --------------------
CONSOLIDATED LOSS                                      (57,261)                 (126,875)

MINORITY INTEREST IN CONSOLIDATED LOSS                  22,772                    50,458
                                            -------------------      --------------------
NET LOSS                                    $          (34,489)      $           (76,417)
                                            ===================      ====================
ALLOCATION OF NET LOSS:
  General Partner                           $                -       $              (764)
                                            ===================      ====================
  Limited Partners                          $          (34,489)      $           (75,653)
                                            ===================      ====================
NET LOSS PER LIMITED PARTNERSHIP UNIT       $            (0.41)      $             (0.89)
                                            ===================      ====================
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         85,059                    85,059
                                            ===================      ====================

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                    ---------------------------------------------
                                                                            2000                     1999
                                                                    -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $          ( 34,489)      $           (76,417)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                               -                   198,524
          Minority interest in consolidated loss                                (22,772)                  (50,458)
          Increase in trade receivables, net                                          -                    (9,698)
          Increase in escrow proceeds                                            (5,625)                        -
          Decrease in deposits, prepaid expenses
            and deferred charges                                                      -                   328,804
          Decrease in advances from affiliates                                 (771,973)                 (380,881)
          Decrease in accounts payable and
            accrued liabilities and subscriber prepayments                            -                    (8,108)
                                                                    -------------------      --------------------
           Net cash provided by (used in) operating activities                 (834,859)                    1,766
                                                                    -------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                             -                   (58,868)
                                                                    -------------------      --------------------
          Net cash used in investing activities                                       -                   (58,868)
                                                                    -------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                   -                    (3,817)
  Advances from affiliates                                                    2,700,000                         -
  Distribution to limited partners                                           (2,700,000)                        -
                                                                    -------------------      --------------------
          Net cash used in financing activities                                       -                    (3,817)
                                                                    -------------------      --------------------
Decrease in cash                                                               (834,859)                  (60,919)

Cash, beginning of period                                                     7,033,894                   118,938
                                                                    -------------------      --------------------
Cash, end of period                                                 $         6,199,035      $             58,019
                                                                    ===================      ====================
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $            36,244      $             61,216
                                                                    ===================      ====================

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended
March 31, 2000 and 1999. Certain prior year amounts were reclassified to conform to the 2000 presentation.

        The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Jones Cable Income Fund 1-B/C Venture (the "Venture") reduced by the 40 percent minority interest in the Venture owned by Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B"). All interpartnership accounts and transactions have been eliminated. Neither the Partnership nor the Venture currently own any cable television systems. The Partnership and the Venture are expected to be dissolved in 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid the outstanding balance on its credit facility of $2,400,000, paid a $240,355 brokerage fee to The Intercable Group, Ltd., a subsidiary of Jones Intercable, representing 2.5 percent of the sales price, for acting as a broker in the transaction, settled working capital adjustments, and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of $6,300,000 were distributed 60 percent to the Partnership and 40 percent to Fund 1-B. From the Partnership's $3,800,000 portion of this amount, the Partnership retained $1,100,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $2,700,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $32 for each $500 limited partnership interest, or $64 for each $1,000 invested in the Partnership.

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

(3) The Venture reimburses the Partnership's general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to operating costs during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made by the Venture to Jones Intercable for overhead and administrative expenses during the three month periods ended March 31, 2000 and 1999 were $29,076 and $43,424, respectively.

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

        On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid all of its indebtedness, paid a brokerage fee, settled working capital adjustments and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of $6,300,000 were distributed 60 percent to the Partnership and 40 percent to Fund 1-B. From the Partnership's $3,800,000 portion of this amount, the Partnership retained $1,100,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $2,700,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $32 for each $500 limited partnership interest, or $64 for each $1,000 invested in the Partnership.

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

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems; therefore, a discussion of results of operations would not be meaningful. Other expense of $74,800 incurred in the first quarter of 2000 related to various costs associated with the administration of the Venture and its constituent partnerships.

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

                              JONES CABLE INCOME FUND 1-C, LTD.
                              BY:  COMCAST JOIN HOLDINGS, INC.
                                   General Partner



                              By:  /S/ Lawrence J. Salva
                                   ---------------------
                                   Lawrence J. Salva
                                   Senior Vice President
                                   (Principal Accounting Officer)






Dated:  May 15, 2000