Form 10-Q
period 2000-06-30
JONES CABLE INCOME FUND 1-C LTD
filed 2000-08-11
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to __________

                       Commission File Number:  0-15714

                       JONES CABLE INCOME FUND 1-C, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1010419
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

Yes    X                                                             No  _______
     -----

                       JONES CABLE INCOME FUND 1-C, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                  December 31,
                     ASSETS                                                2000                        1999
                     ------                                          ------------------         -------------------
Cash                                                                 $        6,290,222         $         7,033,894

Proceeds from sale in interest-bearing account                                  520,836                     509,375
                                                                     ------------------         -------------------

          Total assets                                               $        6,811,058         $         7,543,269
                                                                     ==================         ===================


          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

LIABILITIES:
  Accrued distribution to limited partners                           $                -         $         2,700,000
  Accrued distribution to Venture Partner                                       888,000                   2,500,000
  Advances from affiliates                                                    4,304,384                     734,773
                                                                     ------------------         -------------------

          Total liabilities                                                   5,192,384                   5,934,773
                                                                     ------------------         -------------------

MINORITY INTEREST IN JOINT VENTURE                                              249,321                     249,321
                                                                     ------------------         -------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                          1,000                       1,000
     Distributions                                                             (113,443)                   (113,443)
     Accumulated earnings                                                       112,443                     112,443
                                                                     ------------------         -------------------

                                                                                      -                           -
                                                                     ------------------         -------------------

Limited Partners-
  Net contributed capital (85,059 units outstanding
    at June 30, 2000 and December 31, 1999)                                  34,909,262                  34,909,262
  Distributions                                                             (47,879,705)                (47,879,705)
  Accumulated earnings                                                       14,339,796                  14,329,618
                                                                     ------------------         -------------------

                                                                              1,369,353                   1,359,175
                                                                     ------------------         -------------------

          Total liabilities and partners' capital                    $        6,811,058         $         7,543,269
                                                                     ==================         ===================



     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                      For the Three Months Ended             For the Six Months Ended
                                                               June 30,                              June 30,
                                                  -----------------------------------  --------------------------------------
                                                        2000              1999               2000                1999
                                                  -----------------  ----------------  -----------------  -------------------
REVENUES                                          $               -  $        587,663  $               -  $         1,195,013

COSTS AND EXPENSES:
  Operating expenses                                              -           353,486                  -              725,418
  Management fees and allocated
    overhead from Jones Intercable                                -            54,691                  -              128,483
  Depreciation and amortization                                   -           198,520                  -              397,044
                                                  -----------------  ----------------  -----------------  -------------------

OPERATING LOSS                                                   -           (19,034)                 -              (55,932)
                                                  -----------------  ----------------  -----------------  -------------------

OTHER INCOME (EXPENSE):
  Interest expense                                           (1,725)          (30,192)            (1,725)             (80,766)
  Interest income                                            97,418                51            114,957               15,165
  Other, net                                                (51,026)          575,884           (103,054)             521,367
                                                  -----------------  ----------------  -----------------  -------------------

          Total other income
            (expense), net                                   44,667           545,743             10,178              455,766
                                                  -----------------  ----------------  -----------------  -------------------

CONSOLIDATED INCOME                                          44,667           526,709             10,178              399,834

MINORITY INTEREST IN
  CONSOLIDATED INCOME                                             -          (209,470)                 -             (159,012)
                                                  -----------------  ----------------  -----------------  -------------------

NET INCOME                                        $          44,667  $        317,239  $          10,178  $           240,822
                                                  =================  ================  =================  ===================

ALLOCATION OF NET INCOME:

  General Partner                                 $               -  $          3,172  $               -  $             2,408
                                                  =================  ================  =================  ===================

  Limited Partners                                $          44,667  $        314,067  $          10,178  $           238,414
                                                  =================  ================  =================  ===================

NET INCOME  PER LIMITED
  PARTNERSHIP UNIT                                $            0.53  $           3.69  $            0.12  $              2.80
                                                  =================  ================  =================  ===================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                          85,059            85,059             85,059               85,059
                                                  =================  ================  =================  ===================


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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                    ----------------------------------------------

                                                                                          2000                        1999
                                                                                    ------------------         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $           10,178         $           240,822
  Adjustments to reconcile net income  to net
    cash provided by (used in) operating activities:
          Depreciation and amortization                                                              -                     397,044
          Minority interest in consolidated income                                                   -                     159,012
          Decrease in trade receivables, net                                                         -                         216
          Increase in escrow proceeds                                                          (11,461)                          -
          Decrease in deposits, prepaid expenses
            and deferred charges                                                                     -                     323,977
          Decrease in advances from affiliates                                                (742,389)                 (1,026,129)
          Increase in accounts payable and
            accrued liabilities and subscriber prepayments                                           -                      31,922
                                                                                    ------------------         -------------------

          Net cash provided by (used in)
               operating activities                                                           (743,672)                    126,864
                                                                                    ------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                            -                    (120,710)
                                                                                    ------------------         -------------------

          Net cash used in investing activities                                                      -                    (120,710)
                                                                                    ------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                                  -                      (7,380)
  Advances from affiliates                                                                   2,700,000                           -
  Distribution to limited partners                                                          (2,700,000)                          -
                                                                                    ------------------         -------------------

          Net cash used in financing activities                                                      -                      (7,380)
                                                                                    ------------------         -------------------

Decrease in cash                                                                              (743,672)                     (1,226)

Cash, beginning of period                                                                    7,033,894                     118,938
                                                                                    ------------------         -------------------

Cash, end of period                                                                 $        6,290,222         $           117,712
                                                                                    ==================         ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                     $           36,244         $            81,699
                                                                                    ==================         ===================


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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A LIMITED PARTNERSHIP)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

     For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in early August 2000 and the Venture intends to distribute all of its cash to its constituent partners prior to its dissolution.

(3) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to operating costs during the periods that the cable television systems were in operation. Subsequent to the sale of the final cable television system, such costs were charged to other expense. Reimbursements made by the Partnership to its general partner for administrative expenses during the three and six month periods ended June 30, 2000 were $11,683 and $29,196, respectively. Reimbursements by the Venture to its general partner for administrative expenses during the three and six month periods ended June 30, 1999 were $25,308 and $68,732, respectively, of which $15,243 and $41,397, respectively, were attributed to the Partnership's 60 percent interest in the Venture.

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

     For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in early August 2000 and the Venture intends to distribute all of its cash to its constituent partners prior to its dissolution.

     The Venture and the Partnership are expected to be dissolved in 2000. The Venture intends to distribute all of its cash to its constituent partners prior to its dissolution and the Partnership expects to make a final distribution of its cash on hand to limited partners prior to its dissolution.


RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture currently own any cable television systems; therefore, a discussion of results of operations would not be meaningful. Interest income during the first six months of 2000 totaling $114,957 was earned on the cash balance on hand. Other expense of $103,054 incurred in the first six months of 2000 related to various costs associated with the administration of the Partnership.

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

                                JONES CABLE INCOME FUND 1-C, LTD.
                                BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                     General Partner



                                By: /S/ Lawrence J. Salva
                                    -------------------------------------------
                                    Lawrence J. Salva
                                    Senior Vice President
                                    (Principal Accounting Officer)



Dated:  August 11, 2000