Form 10-Q
period 2000-09-30
JONES CABLE INCOME FUND 1-C LTD
filed 2000-11-14
CIK 813710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _________________

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

                                (215) 665-1700
                                --------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                     September 30,                December 31,
                                      ASSETS                                              2000                        1999
                                      ------                                       -------------------         -------------------
Cash                                                                               $         1,504,888         $         7,033,894

Proceeds from sale in interest-bearing account                                                       -                     509,375
                                                                                   -------------------         -------------------

          Total assets                                                             $         1,504,888         $         7,543,269
                                                                                   ===================         ===================


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

LIABILITIES:
  Accrued distribution to limited partners                                         $                 -         $         2,700,000
  Accrued distribution to Venture Partner                                                            -                   2,500,000
  Accrued liabilities                                                                           40,243                           -
  Advances from affiliates                                                                     162,565                     734,773
                                                                                   -------------------         -------------------

          Total liabilities                                                                    202,808                   5,934,773
                                                                                   -------------------         -------------------

MINORITY INTEREST IN JOINT VENTURE                                                                   -                     249,321
                                                                                   -------------------         -------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                                         1,000                       1,000
     Distributions                                                                            (113,443)                   (113,443)
     Accumulated earnings                                                                      112,443                     112,443
                                                                                   -------------------         -------------------

                                                                                                     -                           -
                                                                                   -------------------         -------------------

Limited Partners-
  Net contributed capital (85,059 units outstanding
    at September 30, 2000 and December 31, 1999)                                            34,909,262                  34,909,262
  Distributions                                                                            (47,879,705)                (47,879,705)
  Accumulated earnings                                                                      14,272,523                  14,329,618
                                                                                   -------------------         -------------------

                                                                                             1,302,080                   1,359,175
                                                                                   -------------------         -------------------

          Total liabilities and partners' capital                                  $         1,504,888         $         7,543,269
                                                                                   ===================         ===================



     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                        For the Three Months Ended              For the Nine Months Ended
                                                               September 30,                          September 30,
                                                   --------------------------------------  -------------------------------------
                                                         2000                1999                2000               1999
                                                   -----------------  -------------------  -----------------  ------------------
REVENUES                                           $               -  $           188,993  $               -  $        1,384,006

COSTS AND EXPENSES:
  Operating expenses                                               -              184,450                  -             909,868
  Management fees and allocated
    overhead from Jones Intercable                                 -               17,843                  -             146,326
  Depreciation and amortization                                    -               64,186                  -             461,230
                                                   -----------------  -------------------  -----------------  ------------------

OPERATING LOSS                                                     -              (77,486)                 -            (133,418)
                                                   -----------------  -------------------  -----------------  ------------------

OTHER INCOME (EXPENSE):
  Interest expense                                            (1,917)              (3,514)            (3,642)            (84,280)
  Interest income                                            (10,956)              57,789            104,001              72,954
  Gain on sale of cable television system                          -            6,350,069                  -           6,350,069
  Other, net                                                 (54,400)             (22,376)          (157,454)            498,991
                                                   -----------------  -------------------  -----------------  ------------------

          Total other income
            (expense), net                                   (67,273)           6,381,968            (57,095)          6,837,734
                                                   -----------------  -------------------  -----------------  ------------------

CONSOLIDATED INCOME (LOSS)                                   (67,273)           6,304,482            (57,095)          6,704,316

MINORITY INTEREST IN
  CONSOLIDATED INCOME                                              -           (2,507,294)                 -          (2,666,306)
                                                   -----------------  -------------------  -----------------  ------------------

NET INCOME (LOSS)                                  $         (67,273) $         3,797,188  $         (57,095) $        4,038,010
                                                   =================  ===================  =================  ==================

ALLOCATION OF NET INCOME (LOSS):

  General Partner                                  $               -  $            (2,408) $               -  $                -
                                                   =================  ===================  =================  ==================

  Limited Partners                                 $         (67,273) $         3,799,596  $         (57,095) $        4,038,010
                                                   =================  ===================  =================  ==================

NET INCOME  (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $           (0.79) $             44.67  $           (0.67) $            47.47
                                                   =================  ===================  =================  ==================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                           85,059               85,059             85,059              85,059
                                                   =================  ===================  =================  ==================

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                             For the Nine Months Ended
                                                                                                   September 30,
                                                                                   -----------------------------------------------
                                                                                          2000                        1999
                                                                                   -------------------         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $           (57,095)        $         4,038,010
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
          Depreciation and amortization                                                              -                     461,230
          Gain of sale of cable television system                                                    -                  (6,350,069)
          Minority interest in consolidated income                                                   -                   2,666,306
          Decrease in trade receivables, net                                                         -                       8,676
          Decrease in deposits, prepaid expenses
            and deferred charges                                                                     -                     413,166
          Decrease in advances from affiliates                                                (572,208)                   (794,163)
          Increase (decrease) in accounts payable and
            accrued liabilities and subscriber prepayments                                      40,243                    (117,445)
                                                                                   -------------------         -------------------

          Net cash provided by (used in)
               operating activities                                                           (589,060)                    325,711
                                                                                   -------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                            -                    (109,589)
  Proceeds from escrow                                                                         509,375                           -
  Proceeds from sale of cable television system, net of
     brokerage fee and escrow proceeds                                                               -                   8,797,448
                                                                                   -------------------         -------------------

          Net cash provided by investing activities                                            509,375                   8,687,859
                                                                                   -------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                                  -                  (2,417,756)
  Distribution to Venture Partner                                                           (2,749,321)                          -
  Distribution to limited partners                                                          (2,700,000)                          -
                                                                                   -------------------         -------------------

          Net cash used in financing activities                                             (5,449,321)                 (2,417,756)
                                                                                   -------------------         -------------------

Increase (decrease) in cash                                                                 (5,529,006)                  6,595,814

Cash, beginning of period                                                                    7,033,894                     118,938
                                                                                   -------------------         -------------------

Cash, end of period                                                                $         1,504,888         $         6,714,752
                                                                                   ===================         ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                    $            37,969         $            84,684
                                                                                   ===================         ===================

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

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-C, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The accompanying consolidated financial statements historically include 100 percent of the accounts of the Partnership and those of Jones Cable
Income Fund 1-B/C Venture (the "Venture") reduced by the 40 percent minority interest in the Venture owned by Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B"). All interpartnership accounts and transactions have been eliminated. Neither the Partnership nor the Venture currently own any cable television systems. The Venture distributed its remaining cash to the Partnership and Fund 1-B in September 2000 and the Venture is expected to be dissolved in December 2000. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid the outstanding balance on its credit facility of $2,400,000, paid a $240,355 brokerage fee to The Intercable Group, Ltd., a subsidiary of Jones Intercable, representing 2.5 percent of the sales price, for acting as a broker in the transaction, settled working capital adjustments, and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of $6,300,000 were distributed 60 percent to the Partnership and 40 percent to Fund 1-B. From the Partnership's $3,800,000 portion of this amount, the Partnership retained $1,100,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $2,700,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $32 for each $500 limited partnership interest, or $64 for each $1,000 invested in the Partnership

        For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in August 2000 and distributed to its constituent partners in September 2000.

(3) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to operating costs during the periods that the cable television systems were in operation. Subsequent to the sale of the final cable television system, such costs were charged to other expense. Reimbursements made by the Partnership to its general partner for overhead and administrative expenses during the three and nine month periods ended September 30, 2000 were $10,489 and $39,685, respectively. Reimbursements by the Venture to its general partner for administrative expenses during the three and nine month periods ended September 30, 1999 were $8,394 and $77,126, respectively, of which $5,056 and $46,453, respectively, were attributed to the Partnership's 60 percent interest in the Venture.

                       JONES CABLE INCOME FUND 1-C, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The Partnership owns a 60 percent interest in the Venture and Fund 1-B owns a 40 percent interest in the Venture. The accompanying consolidated financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture reduced by Fund 1-B's 40 percent minority interest in the Venture.

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

        For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in August 2000 and distributed to its constituent partners in September 2000.

        Neither the Partnership nor the Venture currently own any cable television systems. The Venture distributed its remaining cash to the Partnership and Fund 1-B in September 2000 and the Venture is expected to be dissolved in December 2000. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

         During the first quarter of 2001, the General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems; therefore, a discussion of results of operations would not be meaningful. Interest income during the first nine months of 2000 totaling $104,001 was earned on the cash balance on hand. Other expense of $157,454 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.





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

                                        JONES CABLE INCOME FUND 1-C, LTD.
                                        BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)






Dated:  November 14, 2000